Form 10KSB
period 2007-12-31
Castwell Precast CORP
filed 2008-04-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10K-SB

(Mark One)

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 333-144620

CASTWELL PRECAST CORPORATION

(Name of Small Business Issuer in Its Charter)

Nevada	20-2722022
(State or Other Jurisdiction	(IRS Employer Identification No.)

Of Incorporation or Organization)

5641 South Magic Drive, Murray, Utah	84107
(Address of Principal Executive Offices)	(Zip Code)

(801)-599-5443

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

State the issuer’s revenues for the most recent fiscal year.

The issuer’s revenues for the fiscal year ended December 31, 2007, were $128,815.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-22 of the Exchange Act).

As of March 28, 2008, based on the price at which the common equity was sold, the aggregate market value of the 200,000 shares held by non-affiliates was $20,000.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of March 28, 2008, there were 2,808,348 Shares of the Issuer’s Common Stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (“Securities Act”). The list of documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

None.

Transitional Small Business Disclosure Format (check one):

Yes ☐	No ☒

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements reflect the Company’s views with respect to future events based upon information available to it at this time. These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements. These uncertainties and other factors include, but are not limited to the risk factors described herein under the caption “Risk Factors.” The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1. Description of Business

Recent Events: Completion of Initial Public Offering

On April 4, 2008, Castwell Precast Corporation (the “Company,” “we, “us” or “our”) completed the sale of all 1,000,000 shares of common stock offered pursuant to a registration statement on Form S-1 (originally filed on Form SB-2) (the “Offering”). The offering price was $0.15 per share and the Company received gross proceeds of $150,000 before deducting the costs of the Offering. Proceeds from the sale of the shares were deposited in a segregated escrow account until subscriptions for at least 800,000 Shares had been received and all checks had cleared. The shares were offered through Jason T. Haislip, an officer and director of the Company, who did not receive any additional compensation for such activities. Mr. Haislip was registered as the Company’s “issuer agent” with the Utah Securities Division. No broker-dealer participated in the Offering and no sales commissions were paid in connection with the Offering.

General

We were incorporated under the laws of Nevada on March 25, 2005. In connection with our organization, we sold 2,000,000 shares of our common stock to two founding stockholders for $74,000, consisting of $20,000 in cash and the contribution of property and equipment with an agreed value of $54,000. Subsequently, from May through July 2005, we sold an additional 380,000 shares to three persons for $38,000 in cash and in December 2005 we issued 428,348 shares to two creditors in connection with their conversion of $42,835 of outstanding debt to equity. In November 2005, we also issued a seven-year warrant to a creditor entitling it to purchase up to 100,000 shares of our common stock at an exercise price of $0.10 per share as additional consideration for a loan. We conduct our operations through our wholly owned subsidiary, Castwell Precast, Inc., a Utah corporation, that was also incorporated in March 2005. Unless otherwise indicated, Castwell Precast Corporation and Castwell Precast, Inc. are collectively referred to throughout this report as “we”, “us” or the “Company.”

We are engaged in the business of manufacturing and installing decorative window wells made from precast concrete. Our window wells are molded on the interior side to resemble a natural stone pattern that is more pleasing to the eye than the typical corrugated metal or fiberglass product. In addition, we believe the strength and durability of concrete make our window wells superior to those manufactured from galvanized steel, aluminum, fiberglass or similar materials which may buckle, shift or break over time and, in the case of composite and fiberglass, are subject to warping or fading as a result of prolonged exposure to sunlight. Our window wells are designed for long-term use and are bolted to the foundation of the home at the time of installation to prevent future settling or movement. Our window wells are available in natural concrete which provides a neutral background and increases the amount of light reflected into the basement as well as a variety of colors that will match the window well to a desired color scheme and provide additional contrast to accentuate the illusion of real stone. We also offer ladders and covers that have been custom made to fit our line of window wells.

The Industry

Window wells are structures that are placed around basement windows to protect them from caving earth and soil build-up. Window wells are also designed to provide light and ventilation to the basement area and, in some cases, to provide an exit from the basement in the event of an emergency. In order to be effective, we believe window wells should extend from several inches below the sill of the basement window to a height that is approximately 4 to 6 inches above grade level. Window wells range in size from small wells whose function is solely to protect a smaller size basement window to large wells designed to provide egress to the outdoors in the event of an emergency. Window wells are governed by local building codes which generally require at least one means of emergency escape from a basement location. Window wells designed to serve as escape or rescue windows must meet the minimum requirements for length, width and accessibility and must be equipped with a ladder or steps if they exceed a certain height. All of our window wells meet the minimum size required for an egress window well in accordance with Salt Lake County, Utah regulations.

Our Products

All of our window wells are made of precast concrete with the interior side molded to resemble natural stone. We manufacture window wells in the following five standard sizes: 6 feet wide, 5.5 feet tall; 5 feet wide, 5.5 feet tall; 5 feet wide, 4.5 feet tall; 4 feet wide, 5.5 feet tall; and 3 feet wide, 5 feet tall. Our window wells have built in bolts for attaching them to the foundation and built in forklift ports to facilitate moving and loading the products. Our window wells can be ordered in natural concrete tones or a variety of colors that are produced by adding stains to the concrete before it is poured. Our window wells range in price from approximately $400 to $500 each and we typically include installation if the purchaser buys three or more window wells for simultaneous delivery. We also offer custom steel ladders ranging in price from approximately $85 to $105 based on the type of paint finish, and window well covers ranging in price from approximately $230 to $270 based on paint finish. Covers are generally required by building codes for window wells located within three feet of a walking area and ladders are required for window wells with a depth greater than 3 feet.

Manufacturing

During 2007, we manufactured all of our window wells at our manufacturing and warehouse facility in Murray, Utah. On February 1, 2008, we relocated our manufacturing operations toa manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We currently use five molds to manufacture window wells in five different dimensions. Each mold is constructed of two pieces of heavy steel which are pinned together to permit pouring of the concrete and are separated when the concrete has hardened so the finished window wells can be removed. One side of the mold is lined with a sculptured rubber mat that creates the appearance of natural stone on that side of the mold. The manufacturing process is a simple one that involves assembling the molds, placing wire mesh, steel and the attaching bolts in the molds, filling the molds with concrete, and disassembling the molds after the concrete has hardened. We purchase our concrete from third party cement plants who deliver the concrete in cement trucks capable of pouring it directly into our molds. We purchase the wire mesh, steel and bolt components from local suppliers and believe all of such supplies are readily available from a variety of sources. Once the window wells have been removed from the molds, they are moved and stacked by forklift to await delivery. Since we work only one shift per day, we cannot pour cement more than once per day and our current capacity is limited to a maximum of five window wells per day or twenty-five per week.

Installation

Our window wells are loaded onto a trailer with a forklift and transported to the job site. At the job site, the window wells are off-loaded from the truck and moved into position outside each window with the use of a freestanding crane or boom truck with a crane mounted on the truck bed. Once placed in position, the window wells are bolted to the foundation and soil is backfilled around the exterior side of the window well. The interior can then be partially filled with gravel and soil or decorative rock if desired. It is the responsibility of the contractor or homeowner to prepare the site for installation of the window well. The area around the window well must be excavated to the required dimensions and must have a compacted and level base at the prescribed depth below the windowsill. In the typical case, installation takes approximately fifteen to twenty minutes per window well. We currently use our trailer to deliver a maximum of four window wells to a job site and rent a crane or boom truck to install our window wells at the site for a cost of approximately $80 per hour with a two-hour minimum charge.

Marketing and Sales

We typically sell our window wells to smaller homebuilders building specialty homes in the Salt Lake City Metropolitan Area who are willing to pay more for the decorative look and durability of our window wells as compared to the conventional corrugated steel, aluminum or fiberglass models. We don’t employ any salesman or marketing personnel and generally sell our window wells by word of mouth and by “cold calls” to residential contractors. We also pay an 8 to 15% sales commission to one independent window well salesman for selling our window wells to residential contractors. We previously attempted to develop a relationship with larger home builders and developers for the installation of all window wells in a large-scale residential development but found that most large scale developments are budgeted to use cheaper galvanized window wells and are not willing to pay more for our products. During 2006, we installed our window wells in a 40 home residential development and we are currently negotiating to install our products in a 70 home project, but have no plans to do projects larger than that in the near future. We offer price discounts on our products based on the volume purchased. The market for our products varies with the level of construction in the area and is typically slowest during periods of bad weather and below freezing temperatures.

Competition

We compete with a variety of window well manufacturers including manufacturers of the low end, traditional corrugated steel, aluminum or fiberglass models, larger manufacturers of precast concrete models and national manufacturers selling large pre-built systems designed to provide easy emergency ingress and egress to a home. We believe our primary local competitor is O Well and that our national competitors include ScapeWel, Wilbert Precast, Inc., Mar-flex Landscapes and others, although we believe shipping costs make it difficult for out-of-state manufacturers to compete on the basis of price. All of our competitors are better established and have more experience and financial and human resources than do we and there is no assurance that we will be able to compete effectively in our chosen market.

Regulation

We are regulated by local building authorities that issue building permits for the construction of new dwellings and the renovation of existing dwellings. We are also subject to federal and state laws applicable to environmental hazards and hazardous wastes in connection with our manufacturing operations. Applicable environmental laws generally require us to place liners in any dumpsters used to dispose of waste concrete and to dispose of such concrete at a concrete recycling facility. At the present time, the cost of complying with such environmental laws is not significant and environmental laws and regulations do not have a material effect on our business or financial condition.

Employees and Consultants

Our officers are our only employees and we are dependent on their continued service to operate our business. The loss of our officers, particularly our president/treasurer, would have a material adverse impact on our business and there is no assurance that we could locate qualified replacements. We have not entered into employment agreements with our officers and we do not carry “key man” life insurance on their lives.

Facilities

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge. During the 2007 fiscal year, we also leased an approximately 4,000 square foot manufacturing and warehouse facility located at 4131 South 420 West, Murray, Utah, on a month-to-month basis for a monthly rent of approximately $1,600 plus utilities. On February 1, 2008 we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $500 plus our share of utilities. We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Risk Factors

Our business involves significant risks. You are cautioned not to purchase our Shares unless you can afford to lose your entire investment. You should carefully consider the following risk factors before you decide to buy our Shares. You should also carefully read and consider all the information we have included in this report before you decide to buy our Shares.

Our financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity which raises doubts about our ability to continue as a going concern.

Our annual audited financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity and stating that this raises doubts about our ability to continue as a going concern. We incurred a net operating loss of $51,173 for the year ended December 31, 2007 and, as of December 31, 2007, we had only $7,603 in the form of cash and accounts receivable, equipment with a net carrying value of $53,150 after depreciation, and current liabilities of $27,000, including legal fees incurred in connection with our Offering. We have not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that we would be able to obtain additional debt or equity capital should it be required in order to continue our operations. There can be no assurance that our current working capital will be adequate to allow us to continue to implement our business plan or that we will be able to continue as a going concern.

We were incorporated in March 2005, have not achieved profitable operations and there can be no assurance that we will be able to operate at a profit in the future.

We were relatively recently incorporated on March 25, 2005. We incurred a net loss of $55,571 for the approximately nine months ended December 31, 2005, a net loss of $8,700 for the fiscal year ended December 31, 2006 and a net loss of $51,173 for the fiscal year ended December 31, 2007. The net loss ended December 31, 2007 included certain costs associated with our Offering. There can be no assurance that we will be able to operate at profit in the future.

Our operations will be subject to various risks including, but not limited to, downturns in the residential housing market which could reduce the demand for our products and have a material adverse effect on our business and financial condition.

Our success will depend on our ability to grow our operations and increase our profitability as our revenues begin to exceed our costs of operation. Our operations will be subject to various risks including, but not limited to, downturns in the residential housing market, particularly the market for newly constructed residences, which could reduce the demand for our products and have a material adverse effect on our business and financial condition.

We depend on our officers and the loss of their services would have an adverse effect on our business.

We are dependent on our officers, particularly our president and treasurer, Jason T. Haislip, to operate our business and the loss of any of such persons would have an adverse impact on our operations until such time as they could be replaced, if they could be replaced. We do not have employment agreements with our officers and we do not carry key man life insurance on their lives. (See “Management.”)

There is currently no market for our stock and there is no assurance that any market will develop in the future, which means a purchaser of our shares may not be able to resell the shares in the future.

There is currently no trading market for our stock and no assurances can be given that any trading market will develop in the future. As a result, the acquisition of our common stock must be considered an “illiquid” investment and a purchaser may not be able to resell the shares in the future. (See “Market for Common Stock and Dividend Policy”).

Our stock is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock.

Our stock is subject to special sales practice requirements applicable to “penny stocks” which are imposed on broker-dealers who sell low-priced securities of this type. These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when a trading market should develop. (See “Special Sales Practice Requirements with Regard to “Penny Stocks.”)

Our officers and directors own a majority of our issued and outstanding shares and other shareholders have little or no ability to elect directors or influence corporate matters

As of December 31, 2007, our officers and directors were the beneficial owners of approximately 93% of our issued and outstanding shares of common stock. After giving effect to the sale of 1,000,000 shares in our recently completed Offering, our officers and directors beneficially own approximately 52.5% of our common stock. Such persons will able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Principal Stockholders.”)

The current stockholders may be able to sell their shares under Rule 144 in the future, which may have an adverse impact on any trading market that may develop for our common stock.

All of the 2,808,348 issued and outstanding shares of our common stock were issued more than two years ago and will become eligible for sale pursuant to Rule 144 adopted under the Securities Act after we have been subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act for at least 90 days, which will occur on May 6, 2008. As a result, commencing on such date, non-affiliates will be able to sell their shares in any market which may develop for our common stock without limitation. For shareholders who are “affiliates” of the Company, which generally includes officers, directors and 10% or greater shareholders, Rule 144 generally requires that they not make any sales unless the Company is current in the filing of periodic reports with the SEC, that they file notices on Form 144 with respect to such sales, and that their public sales of restricted securities do not exceed the greater of 1% of the Company’s issued and outstanding shares of common stock or 1% of the average trading volume on a national exchange during the preceding four weeks. The possibility of sales under Rule 144 may, in the future, have a depressive effect on the price of the Company’s securities in any market which may develop. The 2,150,000 shares of the Company’s common stock held by Amie Martindale and Jason T. Haislip are also subject to the requirements of a Promotional Shares Lock-In Agreement with the Company and such persons are required to sell their shares in accordance with the requirements of such agreement until such time as it has terminated. (See “Certain Relationships and Related Transactions: Promotional Shares Lock-In Agreement.”)

Item 2. Description of Property.

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge. During the 2007 fiscal year, we also leased an approximately 4,000 square foot manufacturing and warehouse facility located at 4131 South 420 West, Murray, Utah, on a month-to-month basis for a monthly rent of approximately $1,600 plus utilities. On February 1, 2008 we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $500 plus our share of utilities. We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

There is no trading market for our common stock and no assurances can be given that any trading market will develop in the future. Following the recent completion of our Offering, we intend to take steps to have our common stock quoted on the OTC Bulletin Board, although no assurances can be given that we will be successful in doing so. We arbitrarily established the $0.15 offering price for our shares in order for us to raise a maximum amount of approximately $150,000 in our Offering. The offering price bears no relationship to our assets, earnings, book value, or other criteria of value. There can be no assurance that the offering price represents the fair market value of our shares, or that a purchaser of our shares will be able to sell them in the future at a price that is at or above the offering price or that an investor will be able to sell the shares at all.

At March 28, 2008, there were five holders of record of our common stock.

We have never paid dividends on our securities, and we have no current plans to pay dividends in the future.

Special Sales Practice Requirements with Regard to “Penny Stocks”

To protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our stock is being offered at a price of $0.15 per share, if any trading market should develop for our stock it is likely that the market price for our stock will be well below $5.00 per share and that our stock will be subject to the “penny stock” regulations. As a result, if a market should develop for our common stock, broker-dealers selling our common stock will be subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.” For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding employee stock options.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our 2007 fiscal year.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2007 fiscal year.

Item 6. Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report. The following information contains forward-looking statements. (See “Forward Looking Statements” and “Risk Factors.”)

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells. In connection with our organization, we sold 2,000,000 shares of our common stock to two officers and founding stockholders, for consideration of $74,000, consisting of $20,000 in cash and the contribution of property and equipment with an agreed upon value of $54,000. Subsequently, from May through July 2005, we sold an additional 380,000 shares to three persons for $38,000 in cash and in December 2005 we issued 428,348 shares to two creditors as payment for loans with an aggregate outstanding balance of $42,835 including principal and interest. In November 2005, we also issued a seven-year warrant to one of such creditors entitling it to purchase up to 100,000 shares of our common stock at an exercise price of $0.10 per share as additional consideration for a loan. Although we have not yet operated on a profitable basis, the cash received from such financing activities during 2005 has been sufficient to sustain our operations through December 31, 2007 and we have not sold any additional shares of stock or borrowed any funds since 2005.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent and, during the 2007 fiscal year, our operations were conducted at a leased facility consisting of approximately 4,000 square feet which we rented on a month-to-month basis for a monthly rental of $1,600, plus utilities. Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells. Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor. To date, we have not operated on a profitable basis. We plan to use the proceeds from our Offering primarily to increase our capacity by acquiring additional equipment for use in the manufacture and installation of our products and increasing our working capital.

During late 2005 and early 2006, we experienced sluggish window well sales due to unusually cold weather that caused the ground to be frozen for days at a time thereby slowing construction and preventing the installation of window wells. During this period, we supplemented our income by providing rough-in framing services for new construction. We terminated our performance of framing services near the end of the first fiscal quarter of 2006, when Mathew Martindale, our former president, and Jason Haislip, our current president and treasurer, formed a separate company named TMJ Framing & Finish, Inc. to perform construction framing services. At that time, Mathew Martindale began to split his time between the two companies and Castwell focused exclusively on the sale and installation of window well products. As a result, during the first fiscal quarter of 2006, which was the period during which most of the framing services were performed, we had a mix of revenues, with framing services providing service-based revenue that had no associated cost of goods sold and our window well sales providing sales revenues that were reduced by the cost of the raw materials. As a result, it is difficult to compare the results of operations for the year ended December 31, 2007 to the year ended December 31, 2006.

2007 Fiscal Year Compared to 2006 Fiscal Year

During the year ended December 31, 2007, our revenues were $128,815 compared to revenues of $146,688 for the year ended December 31, 2006, a decrease of $17,873 or 12.2%. We believe the decrease is primarily attributable to reduced product sales during the last half of 2007 as result of the troubled housing market and the decrease in the construction of new homes. During 2007, our gross profit was $53,492 or 41.6% of revenues compared to a gross profit for the 2006 of $91,428 or 62.3% of revenues, a decrease of $37,936 or 41.5%. The decrease is attributable to the additional revenues during the first quarter of 2006 from construction framing services discussed above which were not repeated in 2007 and an increase in costs of goods sold in 2007 of approximately $20,063 resulting from the increased window well sales, which require the purchase of raw materials.

During the year ended December 31, 2007, our total operating expenses were $104,665 compared to operating expenses of $100,128 for the year ended December 31, 2006, an increase of $4,537 or 4.5%. The increase is primarily attributable to legal fees of $27,000 in connection with our Offering in 2007 which was partially offset by a $13,473 reduction in the costs of supplies and an $11,700 decrease in payroll in 2007 as compared to 2006.

During the year ended December 31, 2007, our net loss was $51,173 compared to a net loss of $8,700 for the year ended December 31, 2006. The increase in net loss was primarily attributable to $27,000 in legal fees in 2007 in connection with our Offering and the $37,936 reduction in gross profit discussed above.

Partial Year Operations During 2005

It is important to note that the results of our operations for 2005 consisted of operations from the date of our incorporation on March 25, 2005 through the end of the year. In addition, since we established and commenced our operations during that period, the actual operating period was shorter than nine months. As a result, it is difficult to compare year over year data from our 2005 fiscal year to our 2006 fiscal year.

Liquidity and Capital Resources

On a consolidated basis, as of December 31, 2007, we had current assets in the form cash and receivables in the amount of $7,603 and current liabilities of $27,000, which resulted in a working capital deficit of $19,397. As of December 31, 2006, we had cash and receivables in the amount of $19,714 and no liabilities, which resulted in working capital of $19,714. The $39,111 decrease in working capital from December 31, 2006 to December 31, 2007 is the result of our $51,173 operating loss during such period and the absence of any financing activities during such period.

In connection with the completion of our Offering on April 4, 2008, we received gross proceeds of approximately $150,000 before deducting the costs of the Offering, which include the $27,000 in legal fees that were expensed during 2007. We anticipate that the net proceeds from the Offering together with our revenues and our existing assets will be sufficient to permit us to continue our business plan and conduct our operations for a period of at least twelve months.

Cash Flows

Operating Activities

Net cash used by operating activities was $6,511 for the 2007 fiscal year, which is an increase of $671 from $5,840 used during the 2006 fiscal year.

Investing Activities

Net cash provided by investing activities was $38 in 2007, which is an increase of $38 from $0 provided during the 2006 fiscal year. The increase in net cash provided by investing activities is primarily the result of the sale of equipment during 2007.

Financing Activities

The Company did not receive any cash from financing activities during the 2007 or 2006 fiscal years and consequently did not use any cash from financing activities during either period. The financing activities conducted during 2005 provided the Company with adequate operating capital through December 31, 2007 and no additional financing activities have been conducted since 2005.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Revenue Recognition

The Company recognizes revenue upon delivery of its precast concrete products.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2007 and 2006, the Company had a zero balance in the allowance for doubtful accounts.

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.

Basic and Diluted Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007 and 2006, the Company did not have any dilutive common stock equivalents.

Income Taxes

On December 31, 2007, the Company had a net operating loss available for carry forward of $94,082. The tax benefit of approximately $33,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

Recent Accounting Pronouncements

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

Off-Balance Sheet Arrangements

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 7. Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2007

Independent Auditors’ Report

Balance Sheets, December 31, 2007 and 2006

Statements of Operations, for the years ended December 31, 2007 and 2006

Statement of Stockholders’ Equity, from January 1, 2006 through December 31, 2007

Statements of Cash Flows, for the years ended December 31, 2007 and 2006

Notes to Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Our president, who acts as our principal executive and financial officer (the “Certifying Officer”), is responsible for establishing and maintaining our disclosure controls and procedures. The Certifying Officer has concluded (based on the evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15(d)15(e) under the Securities Exchange Act of 1934) are effective. No significant changes were made in our internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B. Other Information

None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table indicates the name, age, term of office and position held by each of our officers and directors. The term of office for each officer position is for one year or until his or her successor is duly elected and qualified by the board of directors. The term of office for a director is for one year or until his or her successor is duly elected and qualified by the stockholders.

Name	Age	Term Of Office	Positions Held
Jason Haislip	34	2008	President, Treasurer and Director
Amie Martindale	25	2008	Secretary and Director
Duane J. Smith	49	2008	Vice President and Director

________________________

Certain biographical information with respect to our officers and directors is set forth below.

Jason T. Haislip, is a founder and principal shareholder of the Company and has served as president from January 10, 2008 to the present, as secretary from March 2005 through January 10, 2008 and as treasurer and a director of the Company since its inception in March 2005. From March 2000 through April 2005, Mr. Haislip was employed by L.N. Curtis & Sons Sales as a sales representative for fire fighting equipment. Mr. Haislip provides services to the Company on a full-time basis and provides services to TMJ Framing on a part time, as needed basis.

Amie Martindale, is a founder and principal shareholder of the Company who has served as secretary and a director of the Company since January 10, 2008. Ms. Martindale is and has since November 2004, been self-employed as a hair stylist at McCarty Salon. For approximately three years prior to that time, she was employed by Salon Juliano where she completed an apprenticeship to be a licensed cosmetologist.

Duane J. Smith, was recently appointed as vice president and a director of the Company on January 10, 2008. Mr. Smith is and has for the past ten years been the president and owner of Day & Night Glass, a commercial and residential glass company. Mr. Smith is a licensed general contractor.

Board of Directors

Our board of directors consists of three persons; Jason Haislip, Amie Martindale and Duane Smith. None of our directors is “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because they are officers and employees of the Company.

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the entire board of directors acts as our audit committee. The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expenses involved in obtaining such a financial expert. In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

Code of Ethics

We have not adopted a Code of Ethics that applies to our executive officers, including our principal executive, financial and accounting officers. We do not believe the adoption of a code of ethics at this time would provide any meaningful additional protection to the Company because we have only three employees, all of whom are officers and directors, and our business operations are not extensive or complex.

Executive Compensation

Historical Compensation

The following table sets forth certain information regarding the annual and long-term compensation paid to our two executive officers in all capacities for the fiscal years ended December 31, 2007 and 2006. No executive officer of the Company received total annual compensation in excess of $100,000 per year during the 2007 or 2006 fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen- sation	All Other Compen- sation	Total
Mathew Martindale, Former President(1)	2007 2006	$11,100 $17,262	- -	- -	- -	- -	- -	$11,100 $17,262
Jason T. Haislip, President, Treasurer, and Former Sec.(2)	2007 2006	$11,100 $18,259	- -	- -	- -	- -	- -	$11,100 $18,259

(1)	Mathew Martindale served as president of the Company from its inception in March 2005 through January 10, 2008.
(2)

Jason Haislip served as secretary of the Company from its inception in March 2005 through January 10, 2008, as treasurer from inception in March 2005 through the present and as president from January 10, 2008 to the present.

We have not granted our officers or directors any stock options, stock awards or other forms of equity compensation. We do not currently provide our officers or directors with medical insurance or other similar employee benefits, although we may do so in the future.

We do not have any retirement, pension, profit sharing, or insurance or medical reimbursement plans covering our officers or directors, and we are not contemplating implementing any such plans at this time.

Future Officer Compensation

We have agreed to compensate our officers commencing upon the successful completion of our Offering by paying Jason Haislip, president and treasurer, an annual base salary of $40,000 per year and paying Duane Smith, vice president, an annual base salary of $6,000 per year. In addition, both of such persons may be entitled to annual bonuses based on individual and company performance. We will also reimburse our officers for reasonable costs and expenses incurred by them in connection with our business. We may pay additional compensation to our officers in the future, including medical insurance and retirement benefits and increases in compensation, if justified based on the growth of our business and the time such persons are required to devote to our business.

We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacity as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The following table sets forth as of April 7, 2008, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group. On such date, there were 2,808,348 issued and outstanding shares of our common stock.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Principal Stockholders
Common Stock	Cambria Investment Fund, L.P. (2) 2321 Rosecrans Ave. Suite 4270 El Segundo, CA 90245	251,875	6.4%
Common Stock	Steven Timmins 471 Meadow House Lane Hoytsville, UT 84017	200,000	5.3%
Common Stock	Michael Vanderhoof(3) P.O. Box 715 Oakley, UT 84055	558,348	14.3%
Officers and Directors
Common Stock	Amie Martindale	1,450,000	38.1%
Common Stock	Jason T. Haislip	700,000	18.4%
Common Stock	Duane J. Smith	0	-
Common Stock	All Executive Officers
	And Directors as a Group (Three Persons)	2,150,000	56.5%

_____________________

(1)  Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power over the shares indicated.

(2)  Includes 100,000 shares which may be acquired by Cambria Investment Fund at a price of $0.10 per share pursuant to presently exercisable common stock purchase warrants.

(3)  Includes 306,473 shares of which Mr. Vanderhoof is the record and beneficial owner, 151,875 shares and 100,000 common stock purchase warrants owned of record by Cambria Investment Fund, L.P., with respect to which Mr. Vanderhoof may be deemed to share investment and dispositive power as a result of his status as a manager of the general partner of Cambria Investment Fund, L.P.

Item 12. Certain Relationships and Related Transactions

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Promoters

The Company was founded and organized by Jason Haislip, our president, treasurer and director, and by Mathew Martindale, our former president and director, who are each considered promoters of the Company. Michael Vanderhoof provided advice and assistance to Messrs. Martindale and Haislip in connection with the Company’s organization and Mr. Vanderhoof may also be considered to be a promoter of the Company. Amie Martindale, the daughter of Michael Vanderhoof, and the former spouse of Mathew Martindale, was the joint owner with Mathew Martindale of assets contributed to the Company in connection with its organization and may also be considered to be a promoter of the Company.

Transactions

In March 2005, in connection with our organization, we issued 1,300,000 shares of our common stock to Mathew Martindale and Amie Martindale in consideration for their contribution to the Company of assets with an agreed net value of $54,000. In January 2008, Mr. Martindale conveyed all his interest in the 1,300,000 shares of the Company’s common stock to Amie Martindale. The assets consisted of molds, tools, rebar, wire mesh and window wells which had been acquired by Mathew and Amie Martindale from an unrelated third party. As discussed below, in connection with the acquisition of the assets, the Company assumed a $26,000 promissory note that had been given by Mathew Martindale and Amie Martindale to Michael Vanderhoof to finance a portion of the purchase price for the assets. The Martindales had originally agreed to purchase the assets from the third party for a purchase price of $105,000 but the price was subsequently reduced to $84,000 pursuant to negotiations between the parties.

In March 2005, in connection with our organization, we also issued 700,000 shares of our common stock to Jason Haislip for $20,000 in cash.

In connection with our acquisition of assets from Mathew Martindale and Amie Martindale as described above, we assumed a note payable to Michael Vanderhoof, a principal shareholder, in the principal amount of $26,000 bearing interest at 8% per annum. In December 2005, Mr. Vanderhoof converted the outstanding principal balance of such note, together with all accrued and unpaid interest thereon, in the aggregate amount of $27,647 into 276,473 shares of the Company’s common stock at the rate of one share for each $0.10 in debt converted.

In June 2005, we issued Michael Vanderhoof 30,000 shares of our common stock for $3,000 in cash.

In July 2005 we issued Amie Martindale 150,000 shares of our common stock for $15,000 in cash.

In November 2005, we borrowed $15,000 from Cambria Investment Fund, L.P. (“Cambria Investment Fund”) pursuant to the terms of a convertible promissory note bearing interest at ten percent per annum that was convertible into shares of common stock at a price of $0.10 per share. In connection with the transaction, we also issued Cambria Investment Fund common stock purchase warrants entitling it to purchase up to 100,000 additional shares of our common stock at any time prior to November 14, 2012 at a price of $0.10 per share and granted it certain “piggy back” registration rights, or the right to include such shares in certain registration statements filed by the Company with respect to other shares of Company stock, that generally only become effective after we have completed a public offering of more than $1,000,000 of our securities or a merger with a publicly traded company. In December 2005, Cambria Investment Fund converted the outstanding principal balance of such loan together with all accrued and unpaid interest thereon in the aggregate amount of $15,188 into 151,875 shares of the Company’s common stock at the rate of one share for each $0.10 in debt converted. Michael Vanderhoof is a manager of the limited liability company that is the general partner of Cambria Investment Fund

Office Space

Our executive offices are located at the residence of our president and we pay no rent for the use of such space. We reimburse our president for actual out-of-pocket costs incurred on our behalf for paper, copies, long distance telephone charges and similar items used in connection with our operations. On February 1, 2008 we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $500 plus our share of utilities. We believe the terms of such rental arrangement are no less favorable to the Company than those that could be negotiated at arm’s length with an unrelated third party.

Promotional Shares Lock-In Agreement

In accordance with requirements imposed by the Utah Securities Division with regard to the Company’s initial public offering, the Company entered into that certain Promotional Shares Lock-In Agreement (the “Lock-In Agreement”) dated as of December 5, 2007, with Jason Haislip and Mathew Martindale, then officers, directors and principal shareholders of the Company, and Amie Martindale, the spouse of Mathew Martindale and a principal shareholder of the Company (collectively, the “Lock-In Holders”). The Lock-In Agreement generally provides that while the Lock-In Agreement is in effect, the Lock-In Holders will not sell, transfer, hypothecate or otherwise dispose of an aggregate of 2,150,000 shares of the Company’s common stock held by them except: (a) by will, the laws of descent and distribution, the operation of law or by court order; (b) the hypothecation by the estate of a deceased Lock-In Holder to pay the expenses of the deceased person’s estate; and (c) by gift to the Lock-In Holder’s family members as long as the Promotional Shares remain subject to the terms of the Lock-In Agreement. The Promotional Shares will be released from the requirements of the Lock-In Agreement as follows: (a) beginning two years after the completion date of the Offering, 2 ½ % of the Promotional Shares may be released each quarter on a pro rata basis and on the fourth anniversary of the Offering all remaining Promotional Shares shall be released; and (b) notwithstanding the foregoing, all of the Promotional Shares shall be released from the Lock-In Agreement upon the occurrence of one of the following events: (i) the Offering is terminated and either no securities were sold in the Offering or the proceeds received from investors from the sale of securities in the Offering have been returned to the investors; (ii) the Offering did not qualify for registration with the Utah Securities Division; (iii) the Company’s common stock is quoted on the OTC Bulletin Board (or any successor thereto having substantially the same eligibility and reporting requirements) and the bid price for such stock posted by non-affiliated market makers is equal to or greater than the $0.15 offering price for the Offering (as adjusted for stock splits, stock dividends etc.) for a period of 20 consecutive trading days; or (iv) the Company’s common stock should become a “Covered Security” as defined in Section 18(b)(1) of the Securities Act. If, during the time the Lock-In Agreement is in effect, the Company enters into any merger, reorganization, liquidation, dissolution or other transaction or proceeding with a person who is not a promoter of the Company that results in a distribution of the Company’s assets or securities, then: (a) all holders of the Company’s equity securities will initially share on a pro rata, per share basis in the distribution, in proportion to the amount of cash or other consideration that they paid per share for their equity securities (provided that the Utah Securities Division has accepted the value of the other consideration), until the shareholders who purchased the Company’s equity securities in the Offering (the “Public Shareholders”) have received, or have had irrevocably set aside for them, an amount that is equal to one hundred percent (100%) of the offering price per share times the number of shares of equity securities they purchased in the Offering and which they still hold at the time of the distribution, as adjusted for stock splits, stock dividends recapitalizations and the like; (b) after such distribution, all holders of the Company’s equity securities will participate on an equal, per share basis times the number of shares of equity securities they held at the time of the distribution, adjusted for stock splits, stock dividends, recapitalizations and the like; and (c) a distribution may proceed on lesser terms and conditions than the terms and conditions stated above if a majority of the equity securities that are not held by promoters, or their associates or affiliates, vote, or consent by consent procedure to approve the lesser terms and conditions at a special meeting called for that specific purpose. If the Company enters into any merger, reorganization, liquidation, dissolution or other transaction or proceeding with a promoter that results in a distribution while this Agreement remains in effect, the Promotional Shares will remain subject to the terms of the Lock-In Agreement. At the time the Lock-In Agreement was executed, 1,300,000 of the Promotional Shares were owned jointly by Mathew Martindale and Amie Martindale. In January 2008, Mr. Martindale conveyed all his interest in such shares to Amie Martindale and the shares remained subject to the Lock-In Agreement.

The foregoing description of the Lock-In Agreement is summary in nature and is qualified by reference to the Lock-In Agreement, a copy of which is included as an exhibit to this report.

Indemnification

Our articles of incorporation provide that our directors shall have no personal liability to our company or our stockholders for damages for breaches of their fiduciary duties as directors or officers, except for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or the payment of certain unlawful distributions. In addition, Section 78.037 of the Nevada corporation law, Article VI of our articles of incorporation, and Article VIII of our bylaws provide for indemnification of our directors and officers in a variety of circumstances, which may include liabilities under the Securities Act of 1933, as amended. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is contrary to public policy as expressed in the Securities Act and, therefore, is unenforceable.

Item 13. Exhibits

The following documents are included as exhibits to this report.

(a)	Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*

3.2	3	Bylaws	Incorporated by Reference*

10.1	10	Warrant to Purchase Securities Between Castwell Precast Corporation and Cambria Investment Fund, LP dated November 14, 2005	Incorporated by Reference*

10.2	10	Proceeds Escrow Agreement between Castwell Precast Corporation and Colonial Stock Transfer dated as of December 7, 2007	Incorporated by Reference**

10.3	10	Promotional Shares Lock-In Agreement among Castwell Precast Corporation, Jason Haislip and Amie Martindale dated as of December 6, 2007	Incorporated by Reference**

31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

*   Incorporated by reference to the Company’ Form SB-2 Registration Statement filed July 16, 2007.

**Incorporated by reference to Amendment No. 1 to the Company’ Form SB-2 Registration Statement filed December 11, 2007.

Item 14. Principal Accountant Fees and Services

Madsen & Associates CPA’s Inc. served as the Company’s independent accountants for the fiscal years ended December 31, 2007 and 2006.

During the fiscal years ended December 31, 2007 and December 31, 2006, fees for services provided by Madsen & Associates CPA’s, Inc. were as follows:

	Year Ended
	December 31,
	2007	2006
Audit Fees	$8,750	$9,130
Audit-Related Fees	-	-
Tax Fees	550	550
All Other Fees	-	-

Total	$9,300	$9,680

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-QSB, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

The Company’s Board of Directors has adopted a policy requiring the pre-approval of any non-audit engagement of Madsen & Associates CPA’s, Inc. and has pre-approved the engagement of such firm to assist the Company with federal and state tax returns involving fees not greater than $500 per year. In the event the Company wishes to engage such firm to perform accounting, technical, diligence or other permitted services not related to the services performed by such firm as our independent auditor, the Company’s President will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why Madsen & Associates CPA’s, Inc. is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Board of Directors, who will evaluate whether the proposed engagement will interfere with the independence of such firm in the performance of its auditing services.

[The balance of this page has been left blank intentionally]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTWELL PRECAST CORPORATION

(Registrant)

Dated: April 9, 2008	By /s/ Jason T. Haislip
Jason T. Haislip, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 9, 2008	By /s/ Jason T. Haislip
Jason T. Haislip
President, Treasurer and Director
(Principal Executive and Accounting Officer)

Dated: April 9, 2008	By /s/ Amie Martindale
Amie Martindale
Secretary and Director

Dated: April 9, 2008	By /s/ Duane Smith
Duane Smith
Secretary and Director

Madsen & Associates CPA’s, Inc.

684 East Vine Street. #3

Murray, Utah 84107

To Stockholders

Castwell Precast Corp. and Subsidiary

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Castwell Precast Corp. and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castwell Precast Corp. and Subsidiary as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 5 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

March 19, 2008

Castwell Precast Corp. and Subsidiary
Consolidated Balance Sheet

	December 31,	December 31,
ASSETS	2007	2006
Current Assets:
Cash	$ 471	$ 6,944
Accounts Receivable	7,132	12,770
Total Current Assets	7,603	19,714

Equipment	86,216	86,254
Less: Accumulated Depreciation	(33,066)	(21,042)
Total Equipment	53,150	65,212

Total Assets	$ 60,753	$ 84,926

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$ 27,000	$
Total Liabilities	27,000	-

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 2,808,348 shares issued and outstanding	2,808	2,808
Additional Paid-in-Capital	152,027	152,027
Accumulated Deficit	(121,082)	(69,909)

Total Stockholders' Equity	33,753	84,926

Total Liabilities and Members' Equity	$ 60,753	$ 84,926

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Income

	December 31,	December 31,
	2007	2006

Revenues	$ 128,815	$ 146,688
Cost of Goods Sold	75,323	55,260
Gross Profit	53,492	91,428

Expenses:
General and Administrative (Note 4)	92,171	88,104
Marketing	470	-
Depreciation	12,024	12,024

Total Operating Expenses	104,665	100,128

Net (Loss)	$ (51,173)	$ (8,700)

Weighted Average Common Shares Outstanding	$ 2,808,348	$ 2,808,348
Basic and Diluted Loss per Common Share	$ (0.02)	$ (0.00)

Castwell Precast Corp. and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred	Preferred	Common	Common
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2006			2,808,348	2,808	152,027	(61,209)	93,626

Net (loss) for year ended December 31, 2006						(8,700)	(8,700)

Balances as of December 31, 2006	-	-	2,808,348	2,808	152,027	(69,909)	84,926

Net (loss) for year ended December 31, 2007						(51,173)	(51,173)

Balances as of December 31, 2007	-	-	2,808,348	2,808	152,027	(121,082)	33,753

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Cash Flows

	December 31,	December 31,
	2007	2006
Cash Flows from Operating Activities:
Net (Loss)	$ (51,173)	$ (8,700)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	12,024	12,024
Changes in current assets and liabilities:
Accounts receivable	5,638	(4,651)
Accounts payable	-	(4,513)
Accrued expenses	27,000	-

Net cash Used by Operating Activities	(6,511)	(5,840)

Cash flows from Investing Activities
Sale of equipment	38	-

Net cash Provided by Investing Activities	38	-

Cash Flows from Financing Activities:
Proceeds from issuance of note payable
Common stock issued for Cash	-	-

Net cash Provided by Financing Activities	-	-

Net (Decrease) Increase in Cash	(6,473)	(5,840)

Cash at Beginning of Period	6,944	12,784

Cash at End of Period	$ 471	$ 6,944

Cash paid for:

Interest	$ -	$ -
Taxes	-	-

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of December 31, 2007 and 2006, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2007 and 2006, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at December 31, 2007 and 2006 approximates fair value.

USE OF ESTIMATES

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for the years ended December 31, 2007 and 2006 was $12,024.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2007 and 2006, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On December 31, 2007, the Company had a net operating loss available for carry forward of $94,082. The tax benefit of approximately $33,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of December 31, 2007. At the time the warrants and debt were issued, the warrants were valued using the black-scholes model, and the related value was not material to the financial statement presentation.

The Company has authorized 10,000,000 shares of preferred stock, par value $.001, and 50,000,000 shares of common stock, par value $.001. As of December 31, 2007 and 2006, the Company had no preferred stock outstanding and had 2,808,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the year ended December 31, 2006, general and administrative expenses consist of the following:

Office	$16,814
Supplies	14,558
Insurance	454
Taxes/Licenses	232
Payroll	36,067
Rent	18,000
Utilities	1,979
$88,104

For the year ended December 31, 2007, general and administrative expenses consist of the following:

Office	$15,814
Legal Fees	27,000
Supplies	1,085
Insurance	1,998
Taxes-Licenses	1,728
Payroll	24,369
Rent	19,200
Utilities	977
$92,171

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $51,173 and $8,700 for the years ended December 31, 2007 and 2006, respectively. The Company does not have the working capital necessary for its future planned activity. The Company's management believes they can obtain the necessary working capital needed for any future planned activity by receiving additional loans from officers, and by additional equity funding, which will enable the Company to operate for the coming year.