Form 10-Q
period 2008-03-31
Castwell Precast CORP
filed 2008-05-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE EXCHANGE ACT

For the transition period from ______________________________ to ______________________________

Commission File Number 333-144620

CASTWELL PRECAST CORPORATION

(Exact name of registrant as specified in charter)

NEVADA	20-2722022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5641 South Magic Drive, Murray, Utah	84107
(Address of principal executive offices)	(Zip Code)

(801) 599-5543
(Issuer’s Telephone Number)

Not Applicable

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2008, the issuer had outstanding 3,808,348 shares of common stock, par value $0.001.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q, in our filings with the Securities and Exchange Commission (“SEC”), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Castwell Precast Corporation (the “Company” or the “Issuer”), files herewith its unaudited consolidated balance sheets as of March 31, 2008 and December 31, 2007, the related unaudited consolidated statements of operations for the three month periods ended March 31, 2008 and 2007, and the related unaudited consolidated statements of cash flows for the three months ended March 31, 2008 and 2007. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

CASTWELL PRECAST CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	F - 2

Consolidated Statements of Operations for the Three Months Ended
March 31, 2008 and 2007	F - 3

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2008 and 2007	F - 4

Notes to Consolidated Financial Statements	F - 5

Castwell Precast Corp. and Subsidiary
Consolidated Balance Sheet

	(Unaudited)
	March 31,	December 31,
ASSETS	2008	2007
Current Assets:
Cash	$ 1,967	$ 471
Accounts Receivable	2,625	7,132
Total Current Assets	4,592	7,603

Equipment	86,216	86,216
Less: Accumulated Depreciation	(36,072)	(33,066)
Total Equipment	50,144	53,150

Total Assets	$ 54,736	$ 60,753

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	$ 29,008	$ 27,000
Total Liabilities	29,008	27,000

Commitments and Contingencies		-

Stockholders’ Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding		-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 2,808,348 shares issued and outstanding	2,808	2,808
Additional Paid-in-Capital	152,027	152,027
Accumulated Deficit	(129,107)	(121,082)
Total Stockholders’ Equity	25,728	33,753

Total Liabilities and Members’ Equity	$ 54,736	$ 60,753

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Revenues	$ 11,215	$ 37,508
Cost of Goods Sold	5,789	18,215
Gross Profit	5,426	19,293

Expenses:
General and Administrative (Note 4)	10,423	20,214
Marketing	22	-
Depreciation	3,006	3,006

Total Operating Expenses	13,451	23,220

Net (Loss)	$ (8,025)	$ (3,927)

Weighted Average Common Shares Outstanding	$ 2,808,348	$2,808,348
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net (Loss)	$ (8,025)	$ (3,927)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	3,006	3,006
Changes in current assets and liabilities:
Accounts receivable	4,507	(2,998)
Accrued expenses	2,008	1,631
Net cash Provided by (Used by) Operating Activities	1,496	(2,289)

Cash flows from Investing Activities
Purchase of equipment	-	(100)

Net cash (Used by) Investing Activities	-	(100)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable
Common stock issued for Cash	-	-
Net cash Provided by Financing Activities	-	-

Net (Decrease) Increase in Cash	1,496	(2,389)

Cash at Beginning of Period	471	6,944

Cash at End of Period	1,967	$ 4,556

Cash paid for:

Interest	$ -	$ -
Taxes	-	-

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of March 31, 2008, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2008, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at March 31, 2008 approximates fair value.

USE OF ESTIMATES

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for the 3 month periods ended March 31, 2008 and 2007 was $3,006.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On March 31, 2008, the Company had a net operating loss available for carry forward of $129,107. The tax benefit of approximately $45,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

INTERIM FINANCIAL REPORTING

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of March 31, 2008. At the time the warrants and debt were issued, the warrants were valued using the black-scholes model, and the related value was not material to the financial statement presentation.

The Company has authorized 10,000,000 shares of preferred stock, par value $.001, and 50,000,000 shares of common stock, par value $.001. As of March 31, 2008, the Company had no preferred stock outstanding and had 2,808,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2007, general and administrative expenses consist of the following:

Office	$2,353
Auto	1,383
Supplies	2,269
Insurance	239
Taxes/Licenses	350
Payroll	8,748
Rent	4,800
Utilities	72
$20,214

For the three months ended March 31, 2008, general and administrative expenses consist of the following:

Office	$905
Auto	1,409
Supplies	36
Insurance	113
Taxes/Licenses	300
Payroll	4,559
Rent	1,880
Utilities	1,221
$10,423

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $8,025 for the three months ended March 31, 2008 and has an accumulated deficit of $129,107 as of March 31, 2008. As of March 31, 2008, the Company did not have the working capital necessary for its future planned activity. The Company’s management believes the completion of the Company’s public offering in April 2008, from which it received gross proceeds of $150,000 before deducting the costs of the offering, will provide the working capital needed and will enable the Company to operate for the coming year.

NOTE 6 – SUBSEQUENT EVENT

On April 4, 2008, the Company completed the sale of all 1,000,000 shares of common stock offered pursuant to a registration statement on Form S-1. The offering price was $0.15 per share and the Company received gross proceeds of $150,000 before deducting the costs of the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto. The following information contains forward-looking statements. (See “Forward Looking Statements.”)

Recent Events: Completion of Initial Public Offering

On April 4, 2008, subsequent to the end of the first fiscal quarter of 2008, Castwell Precast Corporation (the “Company,” “we, “us” or “our”) completed the sale of all 1,000,000 shares of common stock offered pursuant to a registration statement on Form S-1 (originally filed on Form SB-2) (the “Offering”). The offering price was $0.15 per share and the Company received gross proceeds of $150,000 before deducting the costs of the Offering. Proceeds from the sale of the shares were deposited in a segregated escrow account until subscriptions for at least 800,000 Shares had been received and all checks had cleared. The shares were offered through Jason T. Haislip, an officer and director of the Company, who did not receive any additional compensation for such activities. Mr. Haislip was registered as the Company’s “issuer agent” with the Utah Securities Division. No broker-dealer participated in the Offering and no sales commissions were paid in connection with the Offering.

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells. In connection with our organization, we sold 2,000,000 shares of our common stock to two officers and founding stockholders, for consideration of $74,000, consisting of $20,000 in cash and the contribution of property and equipment with an agreed upon value of $54,000. Subsequently, from May through July 2005, we sold an additional 380,000 shares to three persons for $38,000 in cash and in December 2005 we issued 428,348 shares to two creditors as payment for loans with an aggregate outstanding balance of $42,835 including principal and interest. In November 2005, we also issued a seven-year warrant to one of such creditors entitling it to purchase up to 100,000 shares of our common stock at an exercise price of $0.10 per share as additional consideration for a loan. Although we have not yet operated on a profitable basis, the cash received from such financing activities during 2005 was sufficient to sustain our operations through March 31, 2008.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent. Until January 31, 2008, our operations were conducted at a leased facility consisting of approximately 4,000 square feet which we rented on a month-to-month basis for a monthly rental of $1,600, plus utilities. On February 1, 2008, we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $500 plus our share of utilities.Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells. Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor. To date, we have not operated on a profitable basis. We plan to use the proceeds from the Offering primarily to increase our capacity by increasing our working capital and acquiring additional equipment for use in the manufacture and installation of our products as required.

First Quarter of 2008 Compared to First Quarter of 2007

During the three months ended March 31, 2008, our revenues were $11,215 compared to revenues of $37,508 for the three month’s ended March 31, 2007, a decrease of $26,293 or 70.1%. We believe the decrease is primarily attributable to reduced product sales during the first quarter of 2008 as result of the troubled housing market and the decrease in the construction of new homes. For the three months ended March 31, 2008, our gross profit was $5,426 or 48.4% of revenues compared to a gross profit for the three months ended March 31, 2007 of $19,293 or 51.4% of revenues, a decrease of $13,867 or 71.9%. The decrease is attributable to the decrease in revenues discussed above.

During the first quarter of 2008 our total operating expenses were $13,451 compared to operating expenses of $23,220 for the first quarter of 2007, a decrease of $9,769 or 42.1%. The decrease is primarily attributable to decreases in the following expenses during the first quarter of 2008 as compared to the corresponding period of 2007: a $2,233 reduction in the costs of supplies as a result of lower sales, a $4,189 decrease in payroll, and a $2,920 decrease in rent.

During the three months ended March 31, 2008, our net loss was $8,025 compared to a net loss of $3,927 for the three months ended March 31, 2007. The increase in net loss was primarily attributable to the $13,867 reduction in gross profit partially offset by the $9,769 decrease in operating expenses discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of March 31, 2008, we had current assets in the form cash and receivables in the amount of $4,592 and current liabilities of $29,008, which resulted in a working capital deficit of $24,416. As of December 31, 2007, we had cash and receivables in the amount of $7,603 and current liabilities of $27,000, which resulted in a working capital deficit of $19,397. The $5,019 increase in our working capital deficit from December 31, 2007 to March 31, 2008 is the result of our $8,025 operating loss, depreciation of equipment and the absence of any financing activities during such period.

In connection with the completion of our Offering on April 4, 2008, we received gross proceeds of approximately $150,000 before deducting the costs of the Offering, which include $27,000 in legal fees included in accrued expenses at March 31, 2008. We anticipate that the net proceeds from the Offering together with our revenues and our existing assets will be sufficient to permit us to continue our business plan and conduct our operations for a period of at least twelve months.

Cash Flows

Operating Activities

Net cash provided by operating activities was $1,496 for the first three months of 2008 which is an increase of $3,785 from $2,289 net cash used in operating activities during the first three months of 2007.

Investing Activities

Net cash provided by investing activities was $0 during the first three months of 2008 compared to net cash used by investing activities of $100 during the first three months of 2007 resulting from the purchase of equipment.

Financing Activities

The Company did not receive any cash from financing activities during the first quarter of 2008 or 2007 and consequently did not use any cash from financing activities during either period.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2008, the Company had a zero balance in the allowance for doubtful accounts.

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.

Basic and Diluted Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008, the Company did not have any dilutive common stock equivalents.

Income Taxes

On March 31, 2008, the Company had a net operating loss available for carry forward of $129,107. The tax benefit of approximately $45,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including President, who acts as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.	Exhibits

The following documents are included as exhibits to this report:

Exhibit	SEC Ref.
No.	No.	Title of Document	Location
31.1	31	Section 302 Certification of Principal Executive	This Filing
and Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive	This Filing
and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castwell Precast Corporation

Date: May 13, 2008	By /s/ Jason T. Haislip
Jason T. Haislip
President
(Principal Executive Officer)