Form 10-Q
period 2008-06-30
Castwell Precast CORP
filed 2008-08-18
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2008

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
(Issuer's Telephone Number)

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

Yes ☒	No ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 13, 2008, the issuer had outstanding 3,808,348 shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Castwell Precast Corporation (the “Company” or the “Issuer”), files herewith its unaudited consolidated balance sheets as of June 30, 2008 and December 31, 2007, the related unaudited consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007, and the related unaudited consolidated statements of cash flows for the six months ended June 30, 2008 and 2007. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the quarter ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

CASTWELL PRECAST CORPORATION AND SUBSIDIARIES

Castwell Precast Corp. and Subsidiary
Consolidated Balance Sheet

	(Unaudited)
	June 30,	December 31,
ASSETS	2008	2007
Current Assets:
Cash	$ 75,912	$ 471
Accounts Receivable	2,372	7,132
Total Current Assets	78,284	7,603

Equipment	93,232	86,216
Less: Accumulated Depreciation	(39,078)	(33,066)
Total Equipment	54,154	53,150

Total Assets	$ 132,438	$ 60,753

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$ 1,033	$ 27,000
Total Liabilities	1,033	27,000

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,808,348 shares issued and outstanding	3,808	2,808
Additional Paid-in-Capital	301,027	152,027
Accumulated Deficit	(173,430)	(121,082)
Total Stockholders' Equity	131,405	33,753

Total Liabilities and Members' Equity	$ 132,438	$ 60,753

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues	$ 9,731	$ 46,781	$ 20,946	$ 84,288
Cost of Goods Sold	6,923	26,239	12,712	44,454
Gross Profit	2,808	20,542	8,234	39,834

Expenses:
General and Administrative (Note 4)	44,302	21,197	54,725	41,410
Marketing	15	200	37	200
Depreciation	3,006	3,006	6,012	6,012

Total Operating Expenses	47,323	24,403	60,774	47,622

Other Income and Expenses:
Interest Income	192	-	192	-

Net (Loss)	(44,323)	(3,861)	(52,348)	(7,788)

Weighted Average Common Shares Outstanding	3,808,348	2,808,348	3,308,348	2,808,348
Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net (Loss)	$ (52,348)	$ (7,788)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	6,012	6,012
Changes in current assets and liabilties:
Accounts receivable	4,760	-
Accrued expenses	(25,967)	-

Net cash Provided by (Used by) Operating Activities	(67,543)	(1,776)

Cash flows from Investing Activities
Purchase of equipment	(7,016)	-

Net cash (Used by) Investing Activities	(7,016)	-

Cash Flows from Financing Activities:
Common stock issued for Cash	150,000	-
Net cash Provided by Financing Activities	150,000	-

Net (Decrease) Increase in Cash	75,441	(1,776)

Cash at Beginning of Period	471	6,944

Cash at End of Period	75,912	$ 5,168

Cash paid for:

Interest	$ -	$ -
Taxes	-	-

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of June 30, 2008, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2008, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at June 30, 2008 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for the three and six month periods ended June 30, 2008 and 2007 was $3,006 and $6,012, respectively.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On June 30, 2008, the Company had a net operating loss available for carry forward of $173,430. The tax benefit of approximately $59,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

INTERIM FINANCIAL REPORTING

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.  The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of June 30, 2008. At the time the warrants and debt were issued, the warrants were valued using the black-scholes model, and the related value was not material to the financial statement presentation.

The Company has authorized 10,000,000 shares of preferred stock, par value $.001, and 50,000,000 shares of common stock, par value $.001.

On April 4, 2008, the Company completed the sale of 1,000,000 shares of common stock offered pursuant to a registration statement on Form S-1. The offering price was $0.15 per share and the Company received gross proceeds of $150,000.

As of June 30, 2008 the Company had zero shares of preferred stock outstanding and 3,808,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2008, general and administrative expenses consisted of the following:

Office	$359
Legal/Professional	25,638
Supplies	1,120
Auto	2,037
Insurance	968
Payroll	12,421
Rent	1,500
Utilities	260
$44,302

For the three months ended June 30, 2007, general and administrative expenses consist of the following:

Office	$1,402
Supplies	2,750
Auto	1,523
Insurance	545
Taxes/Licenses	116
Payroll	9,198
Rent	4,800
Utilities	863
$21,197

For the six months ended June 30, 2008, general and administrative expenses consisted of the following:

Office	$1,505
Legal/Professional	25,638
Supplies	1,611
Auto	3,446
Insurance	1,081
Taxes/Licenses	300
Payroll	16,980
Rent	3,380
Utilities	784
$54,725

For the six months ended June 30, 2007, general and administrative expenses consisted of the following:

Office	$2,484
Auto	2,906
Supplies	5,578
Insurance	551
Taxes/Licenses	300
Payroll	17,946
Rent	9,600
Utilities	1,560
$41,410

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $44,323 for the three months ended June 30, 2008 and has an accumulated deficit of $173,430 as of June 30, 2008.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome the Company’s negative cash flows from operating activities and recurring operating losses include increased marketing activity in an attempt to increase the Company’s sales of window wells in connection with remodels as opposed to new construction, an attempt to identify other sources of revenue to provide the Company with cash flow pending the recovery of the housing market, and the reduction of operating expenses.  No assurances can be given that the Company will be able to accomplish these objectives or that if achieved, they will be adequate to eliminate the Company’s operating losses.  If the Company is unable to stem its history of operating losses before its capital is exhausted, it will be required to seek additional debt or equity funding in order to continue its operations.  The Company has not entered into any agreements or arrangement with regard to the provision of such additional funding and no assurances can be given that such funding will be available to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Events: Completion of Initial Public Offering

As described in Part II, Item 2, on April 4, 2008, Castwell Precast Corporation (the “Company,” “we, “us” or “our”) completed the sale of all 1,000,000 shares of common stock offered pursuant to its registration statement on Form S-1 (originally filed on Form SB-2) (the “Offering”). The offering price was $0.15 per share and the Company received gross proceeds of $150,000 before deducting the costs of the Offering.

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells. In connection with our organization, we sold 2,000,000 shares of our common stock to two officers and founding stockholders, for consideration of $74,000, consisting of $20,000 in cash and the contribution of property and equipment with an agreed upon value of $54,000. Subsequently, from May through July 2005, we sold an additional 380,000 shares to three persons for $38,000 in cash and in December 2005 we issued 428,348 shares to two creditors as payment for loans with an aggregate outstanding balance of $42,835 including principal and interest. In November 2005, we also issued a seven-year warrant to one of such creditors entitling it to purchase up to 100,000 shares of our common stock at an exercise price of $0.10 per share as additional consideration for a loan. Although we have not yet operated on a profitable basis, the cash received from such financing activities during 2005 and the proceeds from our recent public offering have been sufficient to sustain our operations through June 30, 2008.

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

Second Quarter of 2008 Compared to Second Quarter of 2007

During the three months ended June 30, 2008, our revenues were $9,731 compared to revenues of $46,781 for the three month’s ended June 30, 2007, a decrease of $37,050 or 79.2%. The decrease is attributable to significantly reduced product sales during the first quarter of 2008 as result of the troubled housing market and the decrease in the construction of new homes. For the three months ended June 30, 2008, our gross profit was $2,808 or 28.8% of revenues compared to a gross profit for the three months ended June 30, 2007 of $20,542 or 43.9% of revenues, a decrease of $17,734 or 86.3%. The decrease is attributable to the significant decrease in revenues discussed above.

During the second quarter of 2008 our total operating expenses were $47,323 compared to operating expenses of $24,403 for the second quarter of 2007, an increase of $22,920 or 48.4%. The increase is primarily attributable to a $25,638 increase in professional and legal fees, approximately $3,500 of which was incurred in connection with the Offering, and a $3,223 increase in payroll as a result of the implementation of the post-offering salaries for our officers. The foregoing increases were offset slightly by a $3,300 decrease in rent and a $1,630 reduction in the cost of supplies as a result of lower sales.

During the three months ended June 30, 2008, our net loss was $44,323 compared to a net loss of $3,861 for the three months ended June 30, 2007. The increase in net loss was primarily attributable to the $17,734 reduction in gross profit and the $22,920 increase in operating expenses discussed above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Second Quarter of 2008 Compared to Second Quarter of 2007

During the six months ended June 30, 2008, our revenues were $20,946 compared to revenues of $84,288 for the six month’s ended June 30, 2007, a decrease of $63,342 or 75.1%. The decrease is attributable to significantly reduced product sales during the first quarter of 2008 as result of the troubled housing market and the decrease in the construction of new homes. For the six months ended June 30, 2008, our gross profit was $8,234 or 39.3% of revenues compared to a gross profit for the six months ended June 30, 2007 of $39,834 or 47.3% of revenues, a decrease of $31,600 or 79.3%. The decrease is attributable to the significant decrease in revenues discussed above.

During the six months ended June 30, 2008 our total operating expenses were $60,774 compared to operating expenses of $47,622 for the first quarter of 2007, an increase of $13,152 or 27.6%. The increase is primarily attributable to a $25,638 increase in professional and legal fees, approximately $3,500 of which was incurred in connection with the Offering, offset mainly by a $6,220 reduction in rent expense and a $3,967 reduction in cost of supplies.

During the six months ended June 30, 2008, our net loss was $52,348 compared to a net loss of $7,788 for the six months ended June 30, 2007, an increase of $44,560, or 572%. The increase in net loss was primarily attributable to the $31,600 reduction in gross profit and the $13,152 increase in operating expenses discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of June 30, 2008, we had current assets in the form cash and receivables in the amount of $78,284 and current liabilities of $1,033, which resulted in net working capital of $77,251. As of December 31, 2007, we had cash and receivables in the amount of $7,603 and current liabilities of $27,000, which resulted in a working capital deficit of $19,397. The $96,648 increase in our working capital from December 31, 2007 to June 30, 2008 is the result of our receipt of the net proceeds from initial public offering in April, 2008.

In connection with the completion of our Offering on April 4, 2008, we received gross proceeds of approximately $150,000 before deducting the costs of the Offering. We anticipate that the net proceeds from the Offering together with our revenues and our existing assets will be sufficient to permit us to continue our business plan and conduct our operations for a period of at least twelve months.

Our financial statements have been prepared assuming that the Company will continue as a going concern. However, for the years ended December 31, 2007, 2006 and 2005, and continuing through the quarter ended June 30, 2008, the Company has had negative cash flows from operating activities, recurring operating losses, and negative equity. The Company incurred a net operating loss of $44,323 for the three months ended June 30, 2008 and has an accumulated deficit of $173,430 as of June 30, 2008. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome the Company’s working capital deficit, negative cash flows from operating activities and recurring operating losses include increased marketing activity in an attempt to increase the Company’s sales of window wells in connection with remodels as opposed to new construction, an attempt to identify other sources of revenue to provide the Company with cash flow pending the recovery of the housing market, and the reduction of operating expenses. No assurances can be given that the Company will be able to accomplish these objectives or that if achieved, they will be adequate to eliminate the Company’s operating losses. If the Company is unable to stem its history of operating losses before its capital is exhausted, it will be required to seek additional debt or equity funding in order to continue its operations. The Company has not entered into any agreements or arrangement with regard to the provision of such additional funding and no assurances can be given that such funding will be available to the Company.

Cash Flows

Operating Activities

Net cash used by operating activities was $67,543 for the first six months of 2008 which is an increase of $65,767 from $1,776 net cash used in operating activities during the first six months of 2007. The increase is attributable to the $44,560 increase in net loss, a decrease of $25,967 in accrued expenses, and a decrease in accounts receivable of $4,760 during the six months ended June 30, 2008 as compared to the corresponding period of 2007.

Investing Activities

Net cash used by investing activities was $7,016 during the first six months of 2008 compared to net cash used by investing activities of $0 during the first six months of 2007 resulting from the purchase of equipment.

Financing Activities

Net cash from financing activities during the first six months of 2008 was $150,000 as compared to $0 for the corresponding period of 2007. The increase is due to our receipt of proceeds from our initial public offering in April 2008 in the aggregate amount of $150,000.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2008, the Company had a zero balance in the allowance for doubtful accounts.

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.

Basic and Diluted Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2008, the Company did not have any dilutive common stock equivalents.

Income Taxes

On June 30, 2008, the Company had a net operating loss available for carry forward of $173,430. The tax benefit of approximately $59,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company’s registration statement on Form S-1, SEC File No. 333-144620 (the “Registration Statement”), was ordered effective on February 6, 2008. The Company registered up to 1,000,000 shares of its common stock pursuant to the Registration Statement at an offering price of $0.15 per share for aggregate proceeds of up to $150,000. On April 4, 2008, the Company completed the sale of all 1,000,000 shares of common stock registered pursuant to the Registration Statement (the “Offering”) for gross proceeds of $150,000. The shares were offered through Jason T. Haislip, an officer and director of the Company, who did not receive any additional compensation for such activities. Mr. Haislip was registered as the Company’s “issuer agent” with the Utah Securities Division. No broker-dealer participated in the Offering and no sales commissions were paid in connection with the Offering.

The Company received net proceeds from the offering in the amount of $115,500 after deducting the following offering expenses:

Legal	$27,000
Accounting	3,500
Transfer Agent	2,000
Proceeds Escrow Fee	1,400
Blue Sky	300
Miscellaneous	300
Total	$34,500

From the effective date of the Registration Statement through June 30, 2008, the Company has utilized the net proceeds from the offering in the following amounts and for the following purposes:

Accounting Fees	$15,500
Payroll	13,200*
Forklift Acquisition Cost	7,500
Legal Fees	4,100
Concrete Cost	3,500
Miscellaneous Expenses	2,400
Rent	1,500
Total	$47,700

___________________________________

*Indicates direct payments to officers, directors and ten percent stockholders. All other expenses involve direct payments to others.

The remaining portion of the net proceeds in the amount of approximately $67,800 is being held in interest bearing bank accounts.

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

Castwell Precast Corporation

Date: August 14, 2008	By /s/ Jason T. Haislip
Jason T. Haislip
President
(Principal Executive Officer)