Form 10-Q
period 2008-09-30
Castwell Precast CORP
filed 2008-11-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 11, 2008, the issuer had outstanding 3,808,348 shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Castwell Precast Corporation (the “Company” or the “Issuer”), files herewith its unaudited consolidated balance sheets as of September 30, 2008 and December 31, 2007, the related unaudited consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007, and the related unaudited consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-KSB for the year ended December 31, 2007. Operating results for the quarter ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

CASTWELL PRECAST CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	5

Consolidated Statements of Operations for the Three Months and Nine Months Ended
September 30, 2008 and 2007	6

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2008 and 2007	7

Notes to Consolidated Financial Statements	8

Castwell Precast Corp. and Subsidiary
Consolidated Balance Sheet

	(Unaudited)
	September 30,	December 31,
ASSETS	2008	2007
Current Assets:
Cash	$ 51,327	$ 471
Accounts Receivable	1,100	7,132
Total Current Assets	52,427	7,603

Equipment	91,802	86,216
Less: Accumulated Depreciation	(41,654)	(33,066)
Total Equipment	50,148	53,150

Total Assets	$ 102,575	$ 60,753

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued Expenses	$ 511	$ 27,000
Total Liabilities	511	27,000

Commitments and Contingencies	-	-

Stockholders’ Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,808,348 shares issued and outstanding	3,808	2,808
Additional Paid-in-Capital	301,027	152,027
Accumulated Deficit	(202,771)	(121,082)
Total Stockholders’ Equity	102,064	33,753

Total Liabilities and Members’ Equity	$ 102,575	$ 60,753

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$ 3,310	$ 26,691	$ 24,256	$ 110,979
Cost of Goods Sold	6,266	14,535	18,978	58,989
Gross (Loss) Profit	(2,956)	12,156	5,278	51,990

Expenses:
General and Administrative (Note 4)	22,117	14,159	76,842	55,569
Marketing	56	-	93	200
Depreciation	3,006	3,006	9,018	9,018
Total Operating Expenses	25,179	17,165	85,953	64,787

Other Income and Expenses:
Loss on sale of equipment	(570)	-	(570)	-
Interest Expense	(805)		(805)
Interest Income	169	-	361	-
Total Other Income and Expenses	(1,206)	-	(1,014)	-

Net (Loss)	(29,341)	(5,009)	(81,689)	(12,797)

Weighted Average Common Shares Outstanding	3,808,348	2,808,348	3,308,348	2,808,348
Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net (Loss)	$ (81,689)	$ (12,797)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	9,018	9,018
Loss on sale of equipment	570	-
Changes in current assets and liabilties:
Accounts receivable	6,032	7,337
Accrued expenses	(26,489)	112

Net cash Provided by (Used by) Operating Activities	(92,558)	3,670

Cash flows from Investing Activities
Proceeds from sale of equipment	430	-
Purchase of equipment	(7,016)	(783)

Net cash (Used by) Investing Activities	(6,586)	(783)

Cash Flows from Financing Activities:
Common stock issued for Cash	150,000	-
Net cash Provided by Financing Activities	150,000	-

Net (Decrease) Increase in Cash	50,856	2,887

Cash at Beginning of Period	471	6,944

Cash at End of Period	$ 51,327	$ 9,831

Cash paid for:

Interest	$ -	$ -
Taxes	-	-

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of September 30, 2008, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2008, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at September 30, 2008 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for the three and nine month periods ended September 30, 2008 and 2007 was $3,006 and $9,018, respectively.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On September 30, 2008, the Company had a net operating loss available for carry forward of $202,771. The tax benefit of approximately $70,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

INTERIM FINANCIAL REPORTING

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of September 30, 2008. At the time the warrants and debt were issued, the warrants were valued using the black-scholes model, and the related value was not material to the financial statement presentation.

The Company has authorized 10,000,000 shares of preferred stock, par value $.001, and 50,000,000 shares of common stock, par value $.001.

On April 4, 2008, the Company completed the sale of 1,000,000 shares of common stock offered pursuant to a registration statement on Form S-1. The offering price was $0.15 per share and the Company received gross proceeds of $150,000.

As of September 30, 2008 the Company had zero shares of preferred stock outstanding and 3,808,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2008, general and administrative expenses consisted of the following:

Office	$749
Legal/Professional	4,882
Supplies	370
Auto	1,471
Insurance	2,236
Payroll	10,230
Rent	1,400
Utilities	779
$22,117

For the three months ended September 30, 2007, general and administrative expenses consist of the following:

Office	$521
Supplies	189
Auto	1,499
Insurance	842
Taxes/Licenses	222
Payroll	5,161
Rent	4,800
Utilities	925
$14,159

For the nine months ended September 30, 2008, general and administrative expenses consisted of the following:

Office	$2,254
Legal/Professional	30,520
Supplies	1,981
Auto	4,917
Insurance	3,317
Taxes/Licenses	300
Payroll	27,210
Rent	4,780
Utilities	1,563
$76,842

For the nine months ended September 30, 2007, general and administrative expenses consisted of the following:

Office	$3,005
Auto	4,405
Supplies	5,767
Insurance	1,627
Taxes/Licenses	773
Payroll	23,107
Rent	14,400
Utilities	2,485
$55,569

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $29,341 for the three months ended September 30, 2008 and has an accumulated deficit of $202,771 as of September 30, 2008. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Recent Events: The Housing and Credit Crises

The housing and credit crises have had and continue to have a significant adverse effect on our operations and our financial condition. We have historically sold most of our decorative, precast concrete window wells to contractors for installation in newly constructed homes. However, as a result of the credit and housing crises, new construction in our market area has decreased substantially, which has resulted in substantially reduced demand for our products. In addition, because our decorative window wells are an optional and more expensive component as compared to the galvanized steel, aluminum or fiberglass models, contractors are also attempting to cut costs in connection with new construction and remodels by using the cheaper window well alternatives. These factors have contributed to a significant decline in our sales and a significant increase in our operating loss and net loss. We do not anticipate that the demand for our products will begin to recover until such time as general economic conditions improve and the housing market begins to recover.

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

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells. In connection with our organization, we sold 2,000,000 shares of our common stock to two officers and founding stockholders, for consideration of $74,000, consisting of $20,000 in cash and the contribution of property and equipment with an agreed upon value of $54,000. Subsequently, from May through July 2005, we sold an additional 380,000 shares to three persons for $38,000 in cash and in December 2005 we issued 428,348 shares to two creditors as payment for loans with an aggregate outstanding balance of $42,835 including principal and interest. In November 2005, we also issued a seven-year warrant to one of such creditors entitling it to purchase up to 100,000 shares of our common stock at an exercise price of $0.10 per share as additional consideration for a loan. Although we have not yet operated on a profitable basis, the cash received from such financing activities during 2005 and the proceeds from our recent public offering have been sufficient to sustain our operations through September 30, 2008.

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

Third Quarter of 2008 Compared to Third Quarter of 2007

During the three months ended September 30, 2008, our revenues were $3,310 compared to revenues of $26,691 for the three month’s ended September 30, 2007, a decrease of $23,381 or 87.6%. The decrease is attributable to significantly reduced product sales during the first quarter of 2008 as result of the troubled housing market and the significant decrease in the construction of new homes. During the first quarter of 2008 our cost of goods sold was $6,266, or 189% revenues, as compared to cost of goods sold of $14,535, or 54.5% of revenues, during the comparable period of 2007. The significant drop in revenues resulted in cost of goods sold for the first quarter of 2008 that exceeded revenues by $2,956. For the three months ended September 30, 2008, our gross loss was ($2,956) compared to a gross profit for the three months ended September 30, 2007 of $12,156, a decrease of $15,112 or 124%. The decrease is primarily attributable to the significant decrease in revenues discussed above.

During the third quarter of 2008 our total operating expenses were $25,179 compared to operating expenses of $17,165 for the third quarter of 2007, an increase of $8,014 or 46.7%. The increase is primarily attributable to a $4,882 increase in professional and legal fees associated with our becoming a public reporting company during 2008 and a $5,069 increase in payroll as a result of the implementation of the post-offering salaries for our officers. The foregoing increases were offset slightly by a $3,400 decrease in rent.

During the three months ended September 30, 2008, our net loss was $29,341 compared to a net loss of $5,009 for the three months ended September 30, 2007. The increase in net loss was primarily attributable to the $15,112 reduction in gross profit and the $8,014 increase in operating expenses discussed above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008, our revenues were $24,256 compared to revenues of $110,979 for the nine month’s ended September 30, 2007, a decrease of $86,723 or 78.1%. The decrease is attributable to significantly reduced product sales during the first nine months of 2008 as result of the troubled housing market and the decrease in the construction of new homes. During the first nine months of 2008, our cost of goods sold was $18,978, or 78.2% of revenues, as compared to cost of goods sold of $58,989, or 53.2% of revenues, during the comparable period of 2007. For the nine months ended September 30, 2008, our gross profit was $5,278, or 21.8% of revenues, compared to a gross profit for the nine months ended September 30, 2007 of $51,990, or 46.8% of revenues, a decrease of $46,712 or 89.8%. The decrease in gross profit is primarily attributable to the significant decrease in revenues discussed above.

During the nine months ended September 30, 2008 our total operating expenses were $85,953 compared to operating expenses of $64,787 for the first quarter of 2007, an increase of $21,166 or 32.7%. The increase is primarily attributable to a $30,520 increase in professional and legal fees associated with our becoming a public reporting company during 2008, approximately $3,500 of which was incurred in connection with the Offering, offset mainly by a $9,620 reduction in rent expense and a $3,786 reduction in cost of supplies.

During the nine months ended September 30, 2008, our net loss was $81,689 compared to a net loss of $12,797 for the nine months ended September 30, 2007, an increase of $68,892, or 538%. The increase in net loss was primarily attributable to the $46,712 reduction in gross profit and the $21,166 increase in operating expenses discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of September 30, 2008, we had current assets in the form cash and receivables in the amount of $52,427 and current liabilities of $511, which resulted in net working capital of $51,916. As of December 31, 2007, we had cash and receivables in the amount of $7,603 and current liabilities of $27,000, which resulted in a working capital deficit of $19,397. The $71,313 increase in our working capital from December 31, 2007 to September 30, 2008 is primarily the result of our receipt of the net proceeds from initial public offering in April, 2008.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern. However, for the years ended December 31, 2007, 2006 and 2005, and continuing through the quarter ended September 30, 2008, the Company has had negative cash flows from operating activities, recurring operating losses, and negative equity. The Company incurred a net operating loss of $29,341 for the three months ended September 30, 2008 and has an accumulated deficit of $202,771 as of September 30, 2008. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows

Operating Activities

Net cash used by operating activities was $92,558 for the first nine months of 2008 which is an increase of $96,228 from $3,670 in net cash provided by operating activities during the first nine months of 2007. The increase is primarily attributable to the $68,892 increase in net loss and payments made in 2008 on liabilities accrued at December 31, 2007 in the amount of $26,489.

Investing Activities

Net cash used by investing activities was $6,586 during the first nine months of 2008 compared to net cash used by investing activities of $783 during the first nine months of 2007 as a result of the purchase of equipment during 2008.

Financing Activities

Net cash from financing activities during the first nine months of 2008 was $150,000 as compared to $0 for the corresponding period of 2007. The increase is due to our receipt of proceeds from our initial public offering in April 2008 in the aggregate amount of $150,000.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2008, the Company had a zero balance in the allowance for doubtful accounts.

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.

Basic and Diluted Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2008, the Company did not have any dilutive common stock equivalents.

Income Taxes

On September 30, 2008, the Company had a net operating loss available for carry forward of $202,771. The tax benefit of approximately $70,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company received net proceeds from the offering in the amount of $115,500 after deducting the following offering expenses:

Legal	$27,000
Accounting	$3,500
Transfer Agent	$2,000
Proceeds Escrow Fee	$1,400
Blue Sky	$300
Miscellaneous	$300
Total	$34,500

From the effective date of the Registration Statement through September 30, 2008, the Company has utilized the net proceeds from the offering in the following amounts and for the following purposes:

Accounting Fees	$18,800
Payroll	$15,400*
Forklift Acquisition Cost	$7,500
Legal Fees	$5,800
Concrete Cost	$6,700
Rent	$2,900
Supplies	$3,200
Insurance	$2,700
Office	$1,500
Fuel	$1,100
Miscellaneous Expenses	$1,800
Total	$67,400

___________________________________

*Indicates direct payments to officers, directors and ten percent stockholders. All other expenses involve direct payments to others.

The remaining portion of the net proceeds in the amount of approximately $48,100 is being held in interest bearing bank accounts.

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

Castwell Precast Corporation

Date: November 13, 2008	By/s/ Jason T. Haislip
Jason T. Haislip
President
(Principal Executive Officer)