Form 10-K
period 2008-12-31
Castwell Precast CORP
filed 2009-04-15
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (801) 599-5443

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2008, based on the $0.15 price at which the common equity was sold in the registrant’s registered offering, the aggregate market value of the 1,122,070 shares held by non-affiliates was approximately $168,300.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐	No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 27, 2009, there were 3,808,348 shares of the issuer’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

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

Part I

Item 1. Business

General

We were incorporated under the laws of Nevada on March 25, 2005. In connection with our organization, we sold 2,000,000 shares of our common stock to two founding stockholders for $74,000, consisting of $20,000 in cash and the contribution of property and equipment with an agreed value of $54,000. Subsequently, from May through July 2005, we sold an additional 380,000 shares to three persons for $38,000 in cash and in December 2005 we issued 428,348 shares to two creditors in connection with their conversion of $42,835 of outstanding debt to equity. In November 2005, we also issued a seven-year warrant to a creditor entitling it to purchase up to 100,000 shares of our common stock at an exercise price of $0.10 per share as additional consideration for a loan. On April 4, 2008, we completed the sale of all 1,000,000 shares of common stock offered pursuant to a registration statement from which we received gross proceeds of $150,000 before deducting the costs of the Offering. We conduct our operations through our wholly owned subsidiary, Castwell Precast, Inc., a Utah corporation, that was also incorporated in March 2005. Unless otherwise indicated, Castwell Precast Corporation and Castwell Precast, Inc. are collectively referred to throughout this report as “we”, “us” or the “Company.”

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

Marketing and Sales

We typically sell our window wells to smaller homebuilders building specialty homes in the Salt Lake City Metropolitan Area who are willing to pay more for the decorative look and durability of our window wells as compared to the conventional corrugated steel, aluminum or fiberglass models. We don’t employ any salesman or marketing personnel and generally sell our window wells by word of mouth and by “cold calls” to residential contractors. We also pay an 8% to 15% sales commission to one independent window well salesman for selling our window wells to residential contractors. We previously attempted to develop a relationship with larger home builders and developers for the installation of all window wells in a large-scale residential development but found that most large scale developments are budgeted to use cheaper galvanized window wells and are not willing to pay more for our products. We offer price discounts on our products based on the volume purchased. The market for our products varies with the level of construction in the area and is typically slowest during periods of bad weather and below freezing temperatures.

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

Facilities

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge. During the 2007 fiscal year, we also leased an approximately 4,000 square foot manufacturing and warehouse facility located at 4131 South 420 West, Murray, Utah, on a month-to-month basis for a monthly rent of approximately $1,600 plus utilities. On February 1, 2008 we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $400 plus our share of utilities. The base rent was previously $500 per month but was reduced in November 2008 as a result of the downturn in our business. We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Item 1A. Risk Factors

Risk Factors

Our business involves significant risks. You are cautioned not to make an investment in our Shares unless you can afford to lose your entire investment. You should carefully consider the following risk factors and the other information included in this report before you decide to buy our Shares.

Our financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity which raises doubts about our ability to continue as a going concern.

Our annual audited financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity and stating that this raises doubts about our ability to continue as a going concern. We incurred a net operating loss of $98,661 for the year ended December 31, 2008 and, as of December 31, 2008, we had working capital of only $41,674. We have not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that we will be able to obtain additional debt or equity capital should it be required in order to continue our operations. There can be no assurance that our current working capital will be adequate to allow us to continue to implement our business plan or that we will be able to continue as a going concern.

We were incorporated in March 2005, have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We were incorporated on March 25, 2005. We incurred a net loss of $61,209 for the approximately nine months ended December 31, 2005, a net loss of $8,700 for the fiscal year ended December 31, 2006, a net loss of $51,173 for the fiscal year ended December 31, 2007, and a net loss of $98,661 for the year ended December 31, 2008. There can be no assurance that we will be able to operate at profit in the future.

Our operations are subject to various risks including, but not limited to, the continuation of the housing crisis and the related decrease in new residential construction which has already substantially reduced the demand for our products and has had a material adverse effect on our business and financial condition.

Our success will depend on our ability to grow our operations so that our revenues can begin to exceed our costs of operation. Our operations are subject to various risks including, but not limited to, the continuation of the housing crisis and the related decrease in new residential construction which has already substantially reduced the demand for our products and has had a material adverse effect on our business and financial condition. If the housing crisis continues, it could further reduce the demand for our products and have a further material adverse effect on our business and financial condition.

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

There is currently no established trading market for our stock and there is no assurance that any market will develop in the future, which means a purchaser of our shares may not be able to resell the shares in the future.

Although our stock is included for quotation on the OTC Bulletin Board, there is currently no active trading market for the Company's stock, and there can be no assurance that an active or liquid trading market for the Company's stock will develop in the future. As a result, the acquisition of our common stock must be considered an “illiquid” investment and a purchaser may not be able to resell the shares in the future. (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

Our stock is subject to special sales practice requirements that could have an adverse impact on any trading market that may develop for our stock.

Our stock is subject to special sales practice requirements applicable to “penny stocks” which are imposed on broker-dealers who sell low-priced securities of this type. These rules may be anticipated to affect the ability of broker-dealers to sell our stock, which may in turn be anticipated to have an adverse impact on the market price for our stock if and when a trading market should develop. (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

Our officers and directors own a majority of our issued and outstanding shares and other stockholders have little or no ability to elect directors or influence corporate matters

As of December 31, 2008, our officers and directors were the beneficial owners of approximately 56.5% of our issued and outstanding shares of common stock. Such persons will able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Principal Stockholders.”)

All shares previously sold by us without registration are currently eligible for sale under Rule 144, which may have an adverse impact on any trading market that may develop for our common stock.

All of the 2,808,348 issued and outstanding shares of our common stock that were issued without registration were issued more than two years ago are currently eligible for sale pursuant to Rule 144 adopted under the Securities Act. As a result, non-affiliates are able to sell their shares in any market for our common stock without limitation. For stockholders who are “affiliates” of the Company, which generally includes officers, directors and 10% or greater stockholders, Rule 144 generally requires that they not make any sales unless the Company is current in the filing of periodic reports with the SEC, that they file notices on Form 144 with respect to such sales, and that their public sales of restricted securities do not exceed the greater of 1% of the Company’s issued and outstanding shares of common stock or 1% of the average trading volume on a national exchange during the preceding four weeks. The possibility of sales under Rule 144 may, in the future, have a depressive effect on the price of the Company’s securities in any market which may develop. The 2,150,000 shares of the Company’s common stock held by Amie Martindale and Jason T. Haislip are also subject to the requirements of a Promotional Shares Lock-In Agreement with the Company and such persons are required to sell their shares in accordance with the requirements of such agreement until such time as it has terminated. (See “Certain Relationships and Related Transactions: Promotional Shares Lock-In Agreement.”)

Item 2. Properties.

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge. During the 2007 fiscal year, we also leased an approximately 4,000 square foot manufacturing and warehouse facility located at 4131 South 420 West, Murray, Utah, on a month-to-month basis for a monthly rent of approximately $1,600 plus utilities. On February 1, 2008 we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $500 plus our share of utilities. The base rent was previously $500 per month but was reduced in November 2008 as a result of the downturn in our business. We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Item 3. Legal Proceedings.

The Company is not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to the vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In December, 2008, the Company's common stock became included on the OTC Bulletin Board under the symbol "CPXE." However, no regular quotations have been submitted and there is currently no active trading market for the Company's stock. There can be no assurance that an active or liquid trading market for the Company's stock will develop in the future. On March 27, 2009, there were no published bid or asked quotations for the Company’s common stock on the OTC Bulletin Board.

At March 27, 2009, there were approximately 67 holders of record of the Company's common stock, as reported by the Company's transfer agent. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

No dividends have ever been paid on the Company's securities, and the Company has no current plans to pay dividends in the foreseeable future.

Special Sales Practice Requirements with Regard to “Penny Stocks”

In order to protect investors from patterns of fraud and abuse that have occurred in the market for low priced securities commonly referred to as “penny stocks,” the SEC has adopted regulations that generally define a “penny stock” to be any equity security having a market price (as defined) less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions. Since the price of our stock is well below $5.00 per share, our stock is subject to the “penny stock” regulations. As a result, broker-dealers selling our common stock are subject to additional sales practices when they sell our stock to persons other than established clients and “accredited investors.” For transactions covered by these rules, before the transaction is executed, the broker-dealer must make a special customer suitability determination, receive the purchaser’s written consent to the transaction and deliver a risk disclosure document relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative taking the order, current quotations for the securities and, if applicable, the fact that the broker-dealer is the sole market maker and the broker-dealer’s presumed control over the market. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Such “penny stock” rules may restrict trading in our common stock and may deter broker-dealers from effecting transactions in our common stock.

Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding employee stock options.

Transfer Agent

Colonial Stock Transfer Co., Inc., 66 Exchange Place, Suite 100, Salt Lake City, Utah 84111, telephone (801) 355-5740, serves as the transfer agent and registrar for our common stock.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our 2008 fiscal year.

Use of Proceeds from Registered Offering

The Company’s registration statement on Form S-1, SEC File No. 333-144620 (the “Registration Statement”), was ordered effective on February 6, 2008. The Company registered 1,000,000 shares of its common stock pursuant to the Registration Statement at an offering price of $0.15 per share for aggregate proceeds of up to $150,000. On April 4, 2008, the Company completed the sale of all 1,000,000 shares of common stock registered pursuant to the Registration Statement (the “Offering”) for gross proceeds of $150,000. The Company received net proceeds from the offering in the amount of $115,500 after deducting the following offering expenses:

Legal	$27,000
Accounting	$3,500
Transfer Agent	$2,000
Proceeds Escrow Fee	$1,400
Blue Sky	$300
Miscellaneous	$300
Total	$34,500

From the effective date of the Registration Statement through December 31, 2008, the Company has utilized the net proceeds from the offering for the purposes and in the amounts set forth below:

Accounting Fees	$18,800
Payroll	$18,900*
Forklift Acquisition Cost	$7,500
Legal Fees	$7,700
Concrete Cost	$7,000
Rent	$3,700
Supplies	$3,700
Insurance	$2,700
Office	$1,500
Fuel	$1,800
Miscellaneous Expenses	$1,800
Total	$75,100

___________________________________

*Indicates direct payments to officers, directors and ten percent stockholders. All other expenses involve direct payments to others.

The remaining portion of the net proceeds in the amount of approximately $40,400 is being held in interest bearing bank accounts.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2008 fiscal year.

Item 6. Selected Financial Data

Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report. The following information contains forward-looking statements. (See “Forward Looking Statements” and “Item 1A. Risk Factors.”)

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells. In connection with our organization, we sold 2,000,000 shares of our common stock to two officers and founding stockholders, for consideration of $74,000, consisting of $20,000 in cash and the contribution of property and equipment with an agreed upon value of $54,000. Subsequently, from May through July 2005, we sold an additional 380,000 shares to three persons for $38,000 in cash and in December 2005 we issued 428,348 shares to two creditors as payment for loans with an aggregate outstanding balance of $42,835 including principal and interest. In November 2005, we also issued a seven-year warrant to one of such creditors entitling it to purchase up to 100,000 shares of our common stock at an exercise price of $0.10 per share as additional consideration for a loan. On April 4, 2008, we completed the sale of all 1,000,000 shares of common stock offered pursuant to a registration statement from which we received gross proceeds of $150,000 before deducting the costs of the Offering. Although we have not yet operated on a profitable basis, the cash received from such financing activities during 2005 and 2008 has been sufficient to sustain our operations through December 31, 2008 and we have not sold any additional shares of stock or borrowed any additional funds.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent. During the 2007 fiscal year, we also leased an approximately 4,000 square foot manufacturing and warehouse facility located at 4131 South 420 West, Murray, Utah, on a month-to-month basis for a monthly rent of approximately $1,600 plus utilities. On February 1, 2008 we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $400 plus our share of utilities. The base rent was previously $500 per month but was reduced in November 2008 as a result of the downturn in our business. We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells. Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor. To date, we have not operated on a profitable basis.

2008 Fiscal Year Compared to 2007 Fiscal Year

As discussed below, the housing crisis and the related drop in new residential construction have substantially reduced the demand for our products and have had a material adverse effect on our business and financial condition. If the housing crisis continues, it could further reduce our revenues, increase our losses and force us to either obtain additional debt or equity capital or to cease operations. We have not entered into any agreement or arrangement for the provision of additional debt or equity funding and no assurance can be given that such funding would be available to us on acceptable terms or at all.

During the year ended December 31, 2008, our revenues were $25,316 compared to revenues of $128,815 for the year ended December 31, 2007, a decrease of $103,499 or 80.3%. We believe the decrease is primarily attributable to significantly reduced product sales during 2008 as result of the housing crisis and the precipitous decrease in the construction of new homes. During 2008, our gross profit was $5,220 or 20.6% of revenues compared to a gross profit for the 2007 of $53,492 or 41.5% of revenues, a decrease of $48,272 or 90.2%. The decrease results from the significantly decreased revenues described above.

During the year ended December 31, 2008, our total operating expenses were $103,881, which was slightly lower than our operating expenses of $104,665 for the year ended December 31, 2007. During 2008, reductions in office expenses ($8,929) and rent ($13,620) were offset by increases in automobile ($5,965), professional fees ($5,713), payroll ($6,787) and insurance expenses ($1,318).

During the year ended December 31, 2008, our net loss was $98,661 compared to a net loss of $51,173 for the year ended December 31, 2007. The increase in net loss was primarily attributable to the $48,272 reduction in gross profit discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of December 31, 2008, we had current assets in the form cash and receivables in the amount of $43,174 and current liabilities of $1,500, which resulted in working capital of $41,674. As of December 31, 2007, we had cash and receivables in the amount of $7,603 and current liabilities of $27,000, which resulted in working capital deficit of $19,397. The increase in working capital from December 31, 2007 to December 31, 2008 is the result of our receipt of the proceeds from our public offering in April 2008 offset by our operating loss during such period. We anticipate that our existing assets will be sufficient to permit us to continue our business plan and conduct our operations for a period of at least six months. If the housing market does not recover within the next six months with a corresponding increase in the demand for our products and an increase in our revenue, we will require additional debt or equity funding in order to continue our operations. We have not entered into any agreement or arrangement for the provision of such funding and no assurance can be given that such funding will be available to us on acceptable terms or at all. As a result of the downturn in our business, we have reduced the annual base salaries payable to our president and vice president to $6,000 and $1,200, respectively.

Cash Flows

Operating Activities

Net cash used by operating activities was $100,731 for the 2008 fiscal year, which is an increase of $94,220 from $6,511 used during the 2007 fiscal year. The difference is primarily attributable to a $47,488 increase in our net loss and a decrease in accrued expenses of $27,000 for fiscal year 2007 that was followed by a $25,500 increase in accrued expenses for fiscal year 2008.

Investing Activities

Net cash used by investing activities was $7,116 in 2008 compared to net cash provided by investing activities of $38 during 2007. The increase is due to our purchase of equipment during 2008.

Financing Activities

The Company received $150,000 in cash from financing activities during the 2008 as a result of the completion of our public offering, compared to $0 in cash from financing activities for the 2007 fiscal year.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2008 and 2007, the Company had a zero balance in the allowance for doubtful accounts.

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for the years ended December 31, 2008 and 2007 was $16,848 and $12,024, respectively.

Basic and Diluted Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008 and 2007, the Company did not have any dilutive common stock equivalents.

Income Taxes

On December 31, 2008, the Company had a net operating loss available for carry forward of $219,743. The tax benefit of approximately $77,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Because the Company is a Smaller Reporting Company, it is not required to respond to this Item.

Item 8. Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Financial Statements, December 31, 2008

Independent Auditors’ Report

Consolidated Balance Sheets, December 31, 2008 and 2007

Consolidated Statements of Operations, for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity, from January 1, 2007 through December 31, 2008

Consolidated Statements of Cash Flows, for the years ended December 31, 2008 and 2007

Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial office, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2008 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our President and Treasurer, who serves as our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of President and Treasurer concluded that as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to the existence of material weaknesses in such internal control over financial reporting.

The weaknesses identified by our President and Treasurer were (i) a lack of personnel with technical accounting expertise; (ii) ineffective controls over period end financial disclosure and reporting processes; and (iii) the Company’s principal executive and principal financial officers are the same person, which does not provide adequate segregation of duties. In an effort to remediate such material weaknesses and other deficiencies and to enhance our internal control, we plan to hire additional personnel with technical accounting expertise or engage an outside accounting firm to assist the Company in closing its books and preparing financial statements on a quarterly basis. We also plan to implement additional procedures, as resources permit, to mitigate the risks created by the lack of segregation of duties.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

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

Name	Age	Term Of Office	Positions Held
Jason Haislip	35	2009	President, Treasurer and Director
Amie Martindale	26	2009	Secretary and Director
Duane J. Smith	50	2009	Vice President and Director

________________________

Certain biographical information with respect to our officers and directors is set forth below.

Jason T. Haislip, is a founder and principal stockholder of the Company and has served as president from January 10, 2008 to the present, as secretary from March 2005 through January 10, 2008 and as treasurer and a director of the Company since its inception in March 2005. From November 2008 to the present, Mr. Haislip has also been employed by L.N. Curtis & Sons Sales as a sales representative for fire fighting equipment. From March 2000 through April 2005, Mr. Haislip was employed by L.N. Curtis & Sons Sales in a similar capacity.

Amie Martindale, is a founder and principal stockholder of the Company who has served as secretary and a director of the Company since January 10, 2008. Ms. Martindale is and has since November 2004, been self-employed as a hair stylist at McCarty Salon. For approximately three years prior to that time, she was employed by Salon Juliano where she completed an apprenticeship to be a licensed cosmetologist.

Duane J. Smith, was recently appointed as vice president and a director of the Company on January 10, 2008. Mr. Smith is and has for the past ten years been the president and owner of Day & Night Glass, a commercial and residential glass company. Mr. Smith is a licensed general contractor.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2008, but the directors met on several occasions during 2008 for informal discussions and took action by unanimous written consents in lieu of meetings. Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

The Company does not have a compensation committee and the entire board participates in the consideration of executive officer and director compensation. The Company’s executive officers are also members of the Company’s board of directors and such persons participate in determining the amount and form of executive and director compensation. To date, the Company has not engaged independent compensation consultants to determine or recommend the amount or form of executive or director compensation.

The Company does not have a standing nominating committee and the Company’s entire board of directors performs the functions that would customarily be performed by a nominating committee. The board of directors does not believe a separate nominating committee is required at this time due to the limited size of the Company’s business operations and the limited resources of the Company which do not permit it to compensate its directors. The board of directors has not established policies with regard to the consideration of director candidates recommended by security holders or the minimum qualifications of such candidates.

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

Item 11. Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our two chief executive officers in all capacities for the fiscal years ended December 31, 2008 and 2007. No executive officer of the Company received total annual compensation in excess of $100,000 per year during the 2008 or 2007 fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation	Total

Jason T. Haislip	2008	$25,748	-	-	-	-	-	$25,748
President(1)	2007	$11,100	-	-	-	-	-	$11,100
Mathew Martindale, Former President(2) _____________	2008 2007	- $11,100	- -	- -	- -	- -	- -	- $11,100
(1)

Jason Haislip served as secretary of the Company from its inception in March 2005 through January 10, 2008, as treasurer from inception in March 2005 through the present and as president from January 10, 2008 to the present.

(2)	Mathew Martindale served as president of the Company from its inception in March 2005 through January 10, 2008.

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

Officer Compensation

The compensation for our officers is determined by our board of directors based on management’s recommendations. Jason Haislip, president and director, and Duane Smith, vice president and director, participate in the determination of management compensation. We previously agreed to pay Jason Haislip, president and treasurer, an annual base salary of $40,000 per year and to pay Duane Smith, vice president, an annual base salary of $6,000 per year. However, as a result of the downturn in the Company’s business the annual salaries of such persons have been reduced to $6,000 and $1,200, respectively. In addition, both of such persons may be entitled to annual bonuses based on individual and company performance. We will also reimburse our officers for reasonable costs and expenses incurred by them in connection with our business. We may pay additional compensation to our officers in the future, including medical insurance and retirement benefits and increases in compensation, if justified based on the growth of our business and the time such persons are required to devote to our business. We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacity as directors. Duane Smith, who is also an officer of the Company, was paid $2,800 in salary during 2008 and was paid $3,700 as rent for the Company’s manufacturing facility. As a result of the downturn in the Company’s business, in November 2008 the rent for such manufacturing facility was reduced from $500 per month to $400 per month.

Item 12. Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The following table sets forth as of March 27, 2009, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group. On such date, there were 3,808,348 issued and outstanding shares of our common stock.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Principal Stockholders
Common Stock	Cambria Investment Fund, L.P. (2) 2321 Rosecrans Ave. Suite 4270 El Segundo, CA 90245	251,875	6.4%
Common Stock	Steven Timmins 471 Meadow House Lane Hoytsville, UT 84017	200,000	5.3%
Common Stock	Michael Vanderhoof(3) P.O. Box 715 Oakley, UT 84055	636,278	16.3%

Officers and Directors
Common Stock	Amie Martindale	1,450,000	38.1%
Common Stock	Jason T. Haislip	700,000	18.4%
Common Stock	Duane J. Smith	0	-
Common Stock	All Executive Officers
	And Directors as a Group (Three Persons)	2,150,000	56.5%

_____________________

(1)  Except as otherwise noted, shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power over the shares indicated.

(2) Includes 100,000 shares which may be acquired by Cambria Investment Fund at a price of $0.10 per share pursuant to presently exercisable common stock purchase warrants. The shares of common stock underlying the warrants are deemed to be outstanding shares for the purpose of computing the stockholder’s percentage ownership.

(3) Includes 306,473 shares of which Mr. Vanderhoof is the record and beneficial owner, 77,930 shares owned of record by his spouse, and 151,875 shares and 100,000 presently exercisable common stock purchase warrants owned of record by Cambria Investment Fund, L.P., with respect to which Mr. Vanderhoof may be deemed to share investment and dispositive power as a result of his status as a manager of the general partner of Cambria Investment Fund, L.P. The shares of common stock underlying the warrants are deemed to be outstanding shares for the purpose of computing the stockholder’s percentage ownership.

Item 13. Certain Relationships and Related Transactions

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

In connection with our acquisition of assets from Mathew Martindale and Amie Martindale as described above, we assumed a note payable to Michael Vanderhoof, a principal stockholder, in the principal amount of $26,000 bearing interest at 8% per annum. In December 2005, Mr. Vanderhoof converted the outstanding principal balance of such note, together with all accrued and unpaid interest thereon, in the aggregate amount of $27,647 into 276,473 shares of the Company’s common stock at the rate of one share for each $0.10 in debt converted.

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

Our executive offices are located at the residence of our president and we pay no rent for the use of such space. We reimburse our president for actual out-of-pocket costs incurred on our behalf for paper, copies, long distance telephone charges and similar items used in connection with our operations. On February 1, 2008 we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $400 plus our share of utilities. The base rent was previously $500 per month but was reduced in November 2008 as a result of the downturn in the Company’s business. We believe the terms of such rental arrangement are no less favorable to the Company than those that could be negotiated at arm’s length with an unrelated third party.

Promotional Shares Lock-In Agreement

In accordance with requirements imposed by the Utah Securities Division with regard to the Company’s initial public offering, the Company entered into that certain Promotional Shares Lock-In Agreement (the “Lock-In Agreement”) dated as of December 5, 2007, with Jason Haislip and Mathew Martindale, then officers, directors and principal stockholders of the Company, and Amie Martindale, the spouse of Mathew Martindale and a principal stockholder of the Company (collectively, the “Lock-In Holders”). The Lock-In Agreement generally provides that while the Lock-In Agreement is in effect, the Lock-In Holders will not sell, transfer, hypothecate or otherwise dispose of an aggregate of 2,150,000 shares of the Company’s common stock held by them except: (a) by will, the laws of descent and distribution, the operation of law or by court order; (b) the hypothecation by the estate of a deceased Lock-In Holder to pay the expenses of the deceased person’s estate; and (c) by gift to the Lock-In Holder’s family members as long as the Promotional Shares remain subject to the terms of the Lock-In Agreement. The Promotional Shares will be released from the requirements of the Lock-In Agreement as follows: (a) beginning two years after the completion date of the Offering, 2 ½ % of the Promotional Shares may be released each quarter on a pro rata basis and on the fourth anniversary of the Offering all remaining Promotional Shares shall be released; and (b) notwithstanding the foregoing, all of the Promotional Shares shall be released from the Lock-In Agreement upon the occurrence of one of the following events: (i) the Offering is terminated and either no securities were sold in the Offering or the proceeds received from investors from the sale of securities in the Offering have been returned to the investors; (ii) the Offering did not qualify for registration with the Utah Securities Division; (iii) the Company’s common stock is quoted on the OTC Bulletin Board (or any successor thereto having substantially the same eligibility and reporting requirements) and the bid price for such stock posted by non-affiliated market makers is equal to or greater than the $0.15 offering price for the Offering (as adjusted for stock splits, stock dividends etc.) for a period of 20 consecutive trading days; or (iv) the Company’s common stock should become a “Covered Security” as defined in Section 18(b)(1) of the Securities Act. If, during the time the Lock-In Agreement is in effect, the Company enters into any merger, reorganization, liquidation, dissolution or other transaction or proceeding with a person who is not a promoter of the Company that results in a distribution of the Company’s assets or securities, then: (a) all holders of the Company’s equity securities will initially share on a pro rata, per share basis in the distribution, in proportion to the amount of cash or other consideration that they paid per share for their equity securities (provided that the Utah Securities Division has accepted the value of the other consideration), until the stockholders who purchased the Company’s equity securities in the Offering (the “Public Stockholders”) have received, or have had irrevocably set aside for them, an amount that is equal to one hundred percent (100%) of the offering price per share times the number of shares of equity securities they purchased in the Offering and which they still hold at the time of the distribution, as adjusted for stock splits, stock dividends recapitalizations and the like; (b) after such distribution, all holders of the Company’s equity securities will participate on an equal, per share basis times the number of shares of equity securities they held at the time of the distribution, adjusted for stock splits, stock dividends, recapitalizations and the like; and (c) a distribution may proceed on lesser terms and conditions than the terms and conditions stated above if a majority of the equity securities that are not held by promoters, or their associates or affiliates, vote, or consent by consent procedure to approve the lesser terms and conditions at a special meeting called for that specific purpose. If the Company enters into any merger, reorganization, liquidation, dissolution or other transaction or proceeding with a promoter that results in a distribution while this Agreement remains in effect, the Promotional Shares will remain subject to the terms of the Lock-In Agreement. At the time the Lock-In Agreement was executed, 1,300,000 of the Promotional Shares were owned jointly by Mathew Martindale and Amie Martindale. In January 2008, Mr. Martindale conveyed all his interest in such shares to Amie Martindale and the shares remained subject to the Lock-In Agreement.

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

Item 14. Principal Accountant Fees and Services

Madsen & Associates CPA’s Inc. served as the Company’s independent accountants for the fiscal years ended December 31, 2008 and 2007.

During the fiscal years ended December 31, 2008 and December 31, 2007, fees for services provided by Madsen & Associates CPA’s, Inc. were as follows:

	Year Ended
	December 31,
	2008	2007
Audit Fees	$15,350	$8,750
Audit-Related Fees	-	-
Tax Fees	375	550
All Other Fees	-	-
Total	$15,725	$9,300

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings. “Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions and divestitures and consultation regarding financial accounting and reporting matters. “Tax Fees” consisted of fees billed for tax payment planning and tax preparation services. “All Other Fees” consisted of fees billed for services in connection with legal matters and technical accounting research.

The Company’s Board of Directors has adopted a policy requiring the pre-approval of any non-audit engagement of Madsen & Associates CPA’s, Inc. and has pre-approved the engagement of such firm to assist the Company with federal and state tax returns. In the event the Company wishes to engage such firm to perform accounting, technical, diligence or other permitted services not related to the services performed by such firm as our independent auditor, the Company’s President will prepare a summary of the proposed engagement, detailing the nature of the engagement, the reasons why Madsen & Associates CPA’s, Inc. is the preferred provider of such services and the estimated duration and cost of the engagement. The report will be provided to our Board of Directors, who will evaluate whether the proposed engagement will interfere with the independence of such firm in the performance of its auditing services.

Item 15. Exhibits and Financial Statement Schedules

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Warrant to Purchase Securities Between Castwell Precast Corporation and Cambria Investment Fund, LP dated November 14, 2005	Incorporated by Reference*
10.2	10	Proceeds Escrow Agreement between Castwell Precast Corporation and Colonial Stock Transfer dated as of December 7, 2007	Incorporated by Reference**
10.3	10	Promotional Shares Lock-In Agreement among Castwell Precast Corporation, Jason Haislip and Amie Martindale dated as of December 6, 2007	Incorporated by Reference**
21.1	21	Schedule of Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

*   Incorporated by reference to the Company’ Form SB-2 Registration Statement filed July 16, 2007

**Incorporated by reference to Amendment No. 1 to the Company’ Form SB-2 Registration Statement
                     filed December 11, 2007.

[The balance of this page has been left blank intentionally]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTWELL PRECAST CORPORATION

(Registrant)

Dated: April 14, 2009	By /s/ Jason T. Haislip
Jason T. Haislip, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2009	By /s/ Jason T. Haislip
Jason T. Haislip
President, Treasurer and Director
(Principal Executive and Accounting Officer)

Dated: April 14, 2009	By /s/ Amie Martindale
Amie Martindale
Secretary and Director

Dated: April 14, 2009	By /s/ Duane Smith
Duane Smith
Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Castwell Precast Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Castwell Precast Corp. and Subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2008. Castwell Precast Corp. and Subsidiary’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castwell Precast Corp. and Subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit and recurring net operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Salt Lake City, Utah

April 6, 2009

Castwell Precast Corp. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2008	2007
Current Assets:
Cash	$42,624	$471
Accounts Receivable	550	7,132
Total Current Assets	43,174	7,603

Equipment	93,332	86,216
Less: Accumulated Depreciation	(49,914)	(33,066)
Total Equipment	43,418	53,150

Total Assets	$86,592	$60,753

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$1,500	$27,000
Total Liabilities	1,500	27,000

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,808,348 shares issued and outstanding
at December 31, 2008; 2,808,348 shares issued and
outstanding at December 31, 2007	3,808	2,808
Additional Paid-in-Capital	301,027	152,027
Accumulated Deficit	(219,743)	(121,082)

Total Stockholders' Equity	85,092	33,753
Total Liabilities and Members' Equity	$86,592	$60,753

See accompanying notes to the financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Operations

	December 31,	December 31,
	2008	2007

Revenues	$25,316	$128,815
Cost of Goods Sold	20,096	75,323
Gross Profit	5,220	53,492

Expenses:
General and Administrative (Note 4)	86,940	92,171
Marketing	93	470
Depreciation	16,848	12,024

Total Operating Expenses	103,881	104,665

Net (Loss)	$(98,661)	$(51,173)

Weighted Average Common Shares Outstanding	3,558,348	2,808,348
Basic and Diluted Loss per Common Share	$(0.03)	$(0.02)

See accompanying notes to the financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements Of Stockholders' Equity

	Preferred	Preferred	Common	Common
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2007	-	$ -	2,808,348	$ 2,808	$ 152,027	$ (69,909)	$ 84,926

Net (loss) for year ended December 31, 2007						(51,173)	(51,173)

Balances as of December 31, 2007	-	-	2,808,348	2,808	152,027	(121,082)	33,753

Sale of common stock; April 4, 2008			1,000,000	1,000	149,000		150,000

Net (loss) for year ended December 31, 2008						(98,661)	(98,661)

Balances as of December 31, 2008		$ -	3,808,348	$ 3,808	$ 301,027	$ (219,743)	$ 85,092

See accompanying notes to financial statements. F-4

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Cash Flows

	December 31,	December 31,
	2008	2007
Cash Flows from Operating Activities:
Net (Loss)	$(98,661)	$(51,173)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	16,848	12,024
Changes in current assets and liabilities:
Accounts receivable	6,582	5,638
Accrued expenses	(25,500)	27,000
Net cash Used by Operating Activities	(100,731)	(6,511)

Cash flows from Investing Activities
Purchase of equipment	(7,546)	-
Proceeds from sale of equipment	430	38
Net cash (Used by) Provided by Investing Activities	(7,116)	38

Cash Flows from Financing Activities:
Proceeds from issuance of note payable
Common stock issued for Cash	150,000	-
Net cash Provided by Financing Activities	150,000	-

Net (Decrease) Increase in Cash	42,153	(6,473)
Cash at Beginning of Period	471	6,944
Cash at End of Period	$42,624	$471

Cash paid for:
Interest	$-	$-
Taxes	-	-

See accompanying notes to the financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of December 31, 2008 and 2007, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

A summary of the Company's significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2008 and 2007, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at December 31, 2008 and 2007 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for the years ended December 31, 2008 and 2007 was $16,848 and $12,024, respectively.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 31, 2008 and 2007, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On December 31, 2008, the Company had a net operating loss available for carry forward of $219,743. The tax benefit of approximately $77,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company's results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of December 31, 2008. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

The Company has authorized 10,000,000 shares of preferred stock, par value $.001, and 50,000,000 shares of common stock, par value $.001.

On April 4, 2008, the Company completed the sale of 1,000,000 shares of common stock offered pursuant to a registration statement on Form S-1. The offering price was $0.15 per share and the Company received gross proceeds of $150,000.

As of December 31, 2008 the Company had zero shares of preferred stock outstanding and 3,808,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the year ended December 31, 2008, general and administrative expenses consist of the following:

Office	$6,885
Auto	5,965
Supplies	191
Professional Fees	32,713
Insurance	3,316
Taxes/Licenses	350
Payroll	31,156
Rent	5,580
Utilities	784
$86,940

For the year ended December 31, 2007, general and administrative expenses consist of the following:

Office	$15,814
Legal Fees	27,000
Supplies	1,085
Insurance	1,998
Taxes/Licenses	1,728
Payroll	24,369
Rent	19,200
Utilities	977
$92,171

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $98,661 and $51,173 for the years ended December 31, 2008 and 2007, respectively, and has an accumulated deficit of $219,743 as of December 31, 2008. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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