Form 10-Q
period 2009-03-31
Castwell Precast CORP
filed 2009-05-15
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

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

(801) 599-5443
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). The registrant has not yet been phased into the Interactive Data reporting system.

Yes ☐	No ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 12, 2009, the issuer had outstanding 3,808,348 shares of common stock, par value $0.001.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Castwell Precast Corporation (the “Company” or the “Issuer”), files herewith its unaudited consolidated balance sheets as of March 31, 2009 and December 31, 2008, the related unaudited consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the related unaudited consolidated statements of cash flows for the three months ended March 31, 2009 and 2008. The accompanying financial statements do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to fairly present the financial condition of the Company for the interim periods presented. The financial statements included in this report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and the notes thereto included in its annual report on Form 10-K for the year ended December 31, 2008. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

CASTWELL PRECAST CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	5

Consolidated Statements of Operations for the Three Months Ended
March 31, 2009 and 2008	6

Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2009 and 2008	7

Notes to Consolidated Financial Statements	8

Castwell Precast Corp. and Subsidiary
Consolidated Balance Sheet

	(Unaudited)
	March 31,	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$ 33,148	$ 42,624
Accounts Receivable	550	550
Total Current Assets	33,698	43,174

Equipment	93,332	93,332
Less: Accumulated Depreciation	(52,920)	(49,914)
Total Equipment	40,412	43,418

Total Assets	$ 74,110	$ 86,592

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$ 3,736	$ 1,500
Total Liabilities	3,736	1,500

Commitments and Contingencies

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,808,348 shares issued and outstanding	3,808	3,808
Additional Paid-in-Capital	301,027	301,027
Accumulated Deficit	(234,461)	(219,743)
Total Stockholders' Equity	70,374	85,092

Total Liabilities and Members' Equity	$ 74,110	$ 86,592

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Revenues	$ 2,620	$ 11,215
Cost of Goods Sold	1,653	5,789
Gross Profit	967	5,426

Expenses:
General and Administrative (Note 4)	12,679	10,423
Marketing	-	22
Depreciation	3,006	3,006

Total Operating Expenses	15,685	13,451

Net (Loss)	$ (14,718)	$ (8,025)

Weighted Average Common Shares Outstanding	3,558,348	2,808,348
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net (Loss)	$ (14,718)	$ (8,025)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	3,006	3,006
Changes in current assets and liabilities:
Accounts receivable	-	4,507
Accrued expenses	2,236	2,008
Net cash (Used by) Provided by Operating Activities	(9,476)	1,496

Cash flows from Investing Activities	-	-

Cash Flows from Financing Activities:	-	-

Net (Decrease) Increase in Cash	(9,476)	1,496

Cash at Beginning of Period	42,624	471

Cash at End of Period	33,148	$ 1,967

Cash paid for:

Interest	$ -	$ -
Taxes	-	-

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2009, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at March 31, 2009 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for the three month periods ended March 31, 2009 and 2008 was $3,006.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On March 31, 2009, the Company had a net operating loss available for carry forward of $234,461. The tax benefit of approximately $80,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

BASIS OF PRESENTATION

These consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

As of March 31, 2009 the Company had zero shares of preferred stock outstanding and 3,808,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2009, general and administrative expenses consisted of the following:

Office	$393
Legal/Professional	7,838
Supplies	158
Auto	883
Insurance	-
Payroll	2,430
Rent	800
Utilities	177
$12,679

For the three months ended March 31, 2008, general and administrative expenses consisted of the following:

Office	$905
Supplies	36
Auto	1,409
Insurance	113
Taxes/Licenses	300
Payroll	4,559
Rent	1,880
Utilities	1,221
$10,423

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $14,718 for the three months ended March 31, 2009 and has an accumulated deficit of $234,461 as of March 31, 2009.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Management’s plans to overcome the Company’s negative cash flows from operating activities and recurring operating losses include increased marketing activity in an attempt to increase the Company’s sales of window wells in connection with remodels as opposed to new construction, an attempt to identify other sources of revenue to provide the Company with cash flow pending the recovery of the housing market, and the reduction of operating expenses.  No assurances can be given that the Company will be able to accomplish these objectives or that if achieved, they will be adequate to eliminate the Company’s operating losses.  If the Company is unable to stem its history of operating losses before its capital is exhausted, it will be required to seek additional debt or equity funding in order to continue its operations.  The Company has not entered into any agreements or arrangements with regard to the provision of such additional funding and no assurances can be given that such funding will be available to the Company.

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

Our executive offices are located at the residence of our president and treasurer for which we pay no rent. During January 2008, we also leased an approximately 4,000 square foot manufacturing and warehouse facility located at 4131 South 420 West, Murray, Utah, on a month-to-month basis for a monthly rent of approximately $1,600 plus utilities. On February 1, 2008 we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah. We use approximately one-third of the facility on a shared basis and we pay a monthly rent of $400 plus our share of utilities. The base rent was previously $500 per month but was reduced in November 2008 as a result of the downturn in our business. We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells. Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor. To date, we have not operated on a profitable basis.

First Quarter of 2009 Compared to First Quarter of 2008

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

During the three months ended March 31, 2009, our revenues were $2,620 compared to revenues of $11,215 for the three months ended March 31, 2008, a decrease of $8,595 or 76.6%. We believe the decrease is primarily attributable to reduced product sales during the first quarter of 2008 as result of the troubled housing market and the significant decrease in the construction of new homes. For the three months ended March 31, 2009, our gross profit was $967 or 36.9% of revenues compared to a gross profit for the three months ended March 31, 2008 of $5,426 or 48.4% of revenues, a decrease of $4,459 or 82.2%. The decrease is attributable to the significant decrease in revenues discussed above.

During the first quarter of 2009 our total operating expenses were $15,685 compared to operating expenses of $13,451 for the first quarter of 2008, an increase of $2,234. During the first quarter of 2009, reductions in payroll ($2,129), rent ($1,080), utilities ($1,044), auto ($526) and office expenses ($512) were more than offset by an increase in professional fees of $7,838.

During the three months ended March 31, 2009, our net loss was $14,718 compared to a net loss of $8,025 for the three months ended March 31, 2008. The increase in net loss was primarily attributable to the $4,459 reduction in gross profit discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of March 31, 2009, we had current assets in the form cash and receivables in the amount of $33,698 and current liabilities of $3,736, which resulted in working capital of $29,962. As of December 31, 2008, we had cash and receivables in the amount of $43,174 and current liabilities of $1,500, which resulted in working capital of $41,674. The $11,712 decrease in our working capital from December 31, 2008 to March 31, 2009 is primarily the result of our operating loss during such period. We anticipate that our existing assets will be sufficient to permit us to continue our business plan and conduct our operations for the next six months. If the housing market does not recover within the next six months with a corresponding increase in the demand for our products and an increase in our revenue, we will require additional debt or equity funding in order to continue our operations. We have not entered into any agreement or arrangement for the provision of such funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.

As indicated in the footnotes to our financial statements, we incurred a net operating loss of $14,718 for the three months ended March 31, 2009 and we have an accumulated deficit of $234,461 as of March 31, 2009.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

Cash Flows

Operating Activities

Net cash used by operating activities was $9,476 for the first three months of 2009 which is an increase of $10,972 from $1,496 net cash provided by operating activities during the first three months of 2008. The difference is primarily attributable to a $6,693 increase in our net loss, an increase in accounts receivable of $4,507 for the three months ended March 31, 2008 that was followed by a $0 increase in accounts receivable for the first three months of 2009, and an increase in accrued expenses of $2,008 for the first quarter of 2008 that was followed by a $2,236 increase in accrued expenses for the first quarter of 2009.

Investing Activities

There were no cash flows from investing activities during the three months ended March 31, 2009 or the three months ended March 31, 2008.

Financing Activities

There were no cash flows from financing activities during the three months ended March 31, 2009 or the three months ended March 31, 2008.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2009, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments as of March 31, 2009 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for each of the three month periods ended March 31, 2009 and 2008 was $3,006.

Basic and Diluted Earnings (Loss) Per Share

In accordance with SFAS No. 128, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2009, the Company did not have any dilutive common stock equivalents.

Income Taxes

On March 31, 2009, the Company had a net operating loss available for carry forward of $234,461. The tax benefit of approximately $80,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our President and Treasurer, who acts as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our President concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. We plan to remediate such weaknesses in the manner described below.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As provided in Item 9A(T) of our 2008 annual report on Form 10-K, in connection with an evaluation of the Company’s internal control over financial reporting as of December 31, 2008, using the COSO framework, our management, with the participation of our President and Treasurer concluded that as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to the existence of material weaknesses in such internal control over financial reporting. The weaknesses identified by our President and Treasurer were (i) a lack of personnel with technical accounting expertise; (ii) ineffective controls over period end financial disclosure and reporting processes; and (iii) the Company’s principal executive and principal financial officers are the same person, which does not provide adequate segregation of duties. In an effort to remediate such material weaknesses and other deficiencies and to enhance our internal control, we plan to hire additional personnel with technical accounting expertise or engage an outside accounting firm to assist the Company in closing its books and preparing financial statements on a quarterly basis. We also plan to implement additional procedures, as resources permit, to mitigate the risks created by the lack of segregation of duties.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, its properties are not the subject of any such proceedings.

Item 1A. Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

From the effective date of the Registration Statement through March 31, 2009, the Company has utilized the net proceeds from the offering for the purposes and in the amounts set forth below:

Accounting Fees	$18,800
Payroll	$21,000*
Forklift Acquisition Cost	$7,500
Legal Fees	$13,000
Concrete Cost	$7,600
Rent	$4,900
Supplies	$4,200
Insurance	$2,700
Office	$2,400
Fuel	$1,900
Miscellaneous Expenses	$1,800
Total	$85,800

___________________________________

*Indicates direct payments to officers, directors and ten percent stockholders. All other expenses involve direct payments to others.

The remaining portion of the net proceeds in the amount of approximately $29,700 is being held in interest bearing bank accounts.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.	Exhibits

The following documents are included as exhibits to this report:

Exhibit	SEC Ref.		Location
No	No.	Title of Document
31.1	31	Section 302 Certification of Principal Executive	This Filing
		and Principal Financial Officer
32.1	32	Section 1350 Certification of Principal Executive	This Filing
		and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castwell Precast Corporation

Date: May 14, 2009	By /s/ Jason T. Haislip
Jason T. Haislip
President
(Principal Executive Officer)