Form 10-K/A
period 2008-12-31
Castwell Precast CORP
filed 2009-06-18
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A Amendment No. 1

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

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Castwell Precast Corporation (the “Registrant” or the “Company”) for the fiscal year ended December 31, 2008, which the Registrant previously filed with the Securities and Exchange Commission on April 15, 2009 (the “Original Filing”). This Amendment is being filed to amend Item 9A(T) of the Original Filing to provide that our management concluded that as a result of the material weaknesses in our internal control over financial reporting our disclosure controls and procedures as of December 31, 2008 were not effective. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment and apply to this filing and the Original Filing, as amended. Except as described above, the Original Filing has not been amended, updated or otherwise modified. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

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

Consolidated Statements of Stockholders’ Equity, from January 1, 2007 through December 31, 2008

Consolidated Statements of Cash Flows, for the years ended December 31, 2008 and 2007

Notes to Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial office, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2008, the end of the period covered by this report. Based upon that evaluation, our President and Treasurer, concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as of December 31, 2008 were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. We plan to remediate such weaknesses in the manner described below. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 15. Exhibits and Financial Statement Schedules

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Warrant to Purchase Securities Between Castwell Precast Corporation and Cambria Investment Fund, LP dated November 14, 2005	Incorporated by Reference*
10.2	10	Proceeds Escrow Agreement between Castwell Precast Corporation and Colonial Stock Transfer dated as of December 7, 2007	Incorporated by Reference**
10.3	10	Promotional Shares Lock-In Agreement among Castwell Precast Corporation, Jason Haislip and Amie Martindale dated as of December 6, 2007	Incorporated by Reference**
21.1	21	Schedule of Subsidiaries	Original Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

*   Incorporated by reference to the Company’ Form SB-2 Registration Statement filed July 16, 2007

** Incorporated by reference to Amendment No. 1 to the Company’ Form SB-2 Registration Statement
                      filed December 11, 2007.

[The balance of this page has been left blank intentionally]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTWELL PRECAST CORPORATION

(Registrant)

Dated: June 16, 2009	By /s/ Jason T. Haislip
Jason T. Haislip, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 16, 2009	By /s/ Jason T. Haislip
Jason T. Haislip
President, Treasurer and Director
(Principal Executive and Accounting Officer)

Dated: June 16, 2009	By /s/ Amie Martindale
Amie Martindale
Secretary and Director

Dated: June 16, 2009	By /s/ Duane Smith
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