Form 10-Q
period 2009-06-30
Castwell Precast CORP
filed 2009-08-19
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[	] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(801) 599-5543
(Issuer’s telephone number, including area code)

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

As of August 18, 2009, the issuer had outstanding 3,808,348 shares of common stock, par value $0.001.

CASTWELL PRECAST CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

INDEX

PART I Financial Information

Item 1.	Consolidated Condensed Unaudited Financial Statements
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Unaudited Statements of Operations	4
Consolidated Condensed Unaudited Statements of Cash Flows	5
Unaudited Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures	12

PART II Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

PART I – FINANCIAL INFORMATION

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$28,217	$42,624
Accounts Receivable	550	550
Total Current Assets	28,767	43,174

Equipment	93,332	93,332
Less: Accumulated Depreciation	(55,926)	(49,914)
Total Equipment	37,406	43,418

Total Assets	$66,173	$86,592

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$20,318	$1,500
Total Liabilities	20,318	1,500

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,808,348 shares issued and outstanding	3,808	3,808
Additional Paid-in-Capital	301,027	301,027
Accumulated Deficit	(258,980)	(219,743)
Total Stockholders' Equity	45,855	85,092

Total Liabilities and Members' Equity	$66,173	$86,592

The accompanying notes are an integral part of these financial statements.

3

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$ -	$ 9,731	$ 2,620	$ 20,946
Cost of Goods Sold	294	6,923	1,947	12,712
Gross Profit	(294)	2,808	673	8,234

Expenses:
General and Administrative (Note 4)	21,219	44,302	33,898	54,725
Marketing		15	-	37
Depreciation	3,006	3,006	6,012	6,012

Total Operating Expenses	24,225	47,323	39,910	60,774

Other Income and Expenses:
Interest Income	-	192	-	192

Net Loss	$ (24,519)	$ (44,323)	$ (39,237)	$ (52,348)

Weighted Average Common Shares Outstanding	3,808,348	3,808,348	3,308,348	3,308,348
Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

The accompanying notes are an integral part of these financial statements.

4

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net (Loss)	$ (39,237)	$ (52,348)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	6,012	6,012
Changes in current assets and liabilities:
Accounts receivable	-	4,760
Accrued expenses	18,818	(25,967)

Net cash Provided by (Used by) Operating Activities	(14,407)	(67,543)

Cash flows from Investing Activities
Purchase of equipment	-	(7,016)

Net cash (Used by) Investing Activities	-	(7,016)

Cash Flows from Financing Activities:
Common stock issued for Cash	-	150,000
Net cash Provided by Financing Activities	-	150,000

Net (Decrease) Increase in Cash	(14,407)	75,441

Cash at Beginning of Period	42,624	471

Cash at End of Period	$ 28,217	$ 75,912

Cash paid for:

Interest	$ -	$ -
Taxes	-	-

The accompanying notes are an integral part of these financial statements.

5

CASTWELL PRECAST CORP. AND SUBSIDIARY

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Condensed Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements. Management believes that the adoption of any new and relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

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

As of June 30, 2009 the Company had zero shares of preferred stock outstanding and 3,808,348 shares of common stock outstanding.

CASTWELL PRECAST CORP. AND SUBSIDIARY

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2009, general and administrative expenses consisted of the following:

Office	$38
Legal/Professional	16,648
Supplies	678
Auto	539
Payroll	1,896
Rent	1,200
Taxes & Licenses	100
Utilities	120
$21,219

For the three months ended June 30, 2008, general and administrative expenses consist of the following:

Office	$358
Legal/Professional	25,638
Supplies	1,120
Auto	2,037
Insurance	968
Payroll	2,421
Rent	1,500
Utilities	260
$44,302

For the six months ended June 30, 2009, general and administrative expenses consisted of the following:

Office	$170
Legal/Professional	24,486
Supplies	834
Auto	1,422
Taxes/Licenses	362
Payroll	4,326
Rent	2,000
Utilities	298
$33,898

CASTWELL PRECAST CORP. AND SUBSIDIARY

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES - CONTINUED

For the six months ended June 30, 2008, general and administrative expenses consisted of the following:

Office	$1,505
Legal/Professional	25,638
Supplies	1,611
Auto	3,446
Insurance	1,081
Taxes/Licenses	300
Payroll	16,980
Rent	3,380
Utilities	784
$54,725

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $24,519 for the three months ended June 30, 2009 and has an accumulated deficit of $258,980 as of June 30, 2009.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Forward Looking Statements

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

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells. Although we have not yet operated on a profitable basis, the cash received from financing activities during 2005 and the proceeds from our public offering in April 2008 have been sufficient to sustain our operations through June 30, 2009.

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

Second Quarter of 2009 Compared to Second Quarter of 2008

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

During the three months ended June 30, 2009, our revenues were $0 compared to revenues of $9,731 for the three month’s ended June 30, 2008, a decrease of $9,731 or 100%. The decrease is attributable to a lack of product sales during the second quarter of 2009 as result of the troubled housing market and the decrease in the construction of new homes. For the three months ended June 30, 2009, our gross loss was $294 compared to a gross profit for the three months ended June 30, 2008 of $2,808, a decrease of $3,102 or 110%. The decrease is attributable to the lack of revenues discussed above.

During the second quarter of 2009 our total operating expenses were $24,225 compared to operating expenses of $47,323 for the second quarter of 2008, a decrease of $23,098 or 48.8%. The decrease is primarily attributable to a $10,525 decrease in payroll, an $8,990 decrease in professional and legal fees, a $1,498 decrease in auto expense, and a $442 reduction in the cost of supplies.

During the three months ended June 30, 2009, our net loss was $24,519 compared to a net loss of $44,323 for the three months ended June 30, 2008. The decrease in net loss was primarily attributable to the $3,102 reduction in gross profit which was more than offset by the $23,098 decrease in operating expenses discussed above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

During the six months ended June 30, 2009, our revenues were $2,620 compared to revenues of $20,946 for the six month’s ended June 30, 2008, a decrease of $18,326 or 87.5%. The decrease is attributable to significantly reduced product sales during the first six months of 2009 as result of the troubled housing market and the decrease in the construction of new homes. For the six months ended June 30, 2009, our gross profit was $673 or 25.7% of revenues compared to a gross profit for the six months ended June 30, 2008 of $8,234 or 39.3% of revenues, a decrease of $7,561 or 91.8%. The decrease is attributable to the significant decrease in revenues discussed above.

During the six months ended June 30, 2009 our total operating expenses were $39,910 compared to operating expenses of $60,774 for the first six months of 2008, a decrease of $20,864 or 34.3%. The decrease is primarily attributable to a $12,654 decrease in payroll, a $2,024 decrease in auto expense, a $1,380 decrease in rent, a $1,335 decrease in office expense, and a $1,152 reduction in professional and legal fees.

During the six months ended June 30, 2009, our net loss was $39,237 compared to a net loss of $52,348 for the six months ended June 30, 2008, a decrease of $13,111, or 25.0%. The decrease in net loss was primarily attributable to the $7,561 reduction in gross profit which was more than offset by the $20,864 decrease in operating expenses discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of June 30, 2009, we had current assets in the form cash and receivables in the amount of $28,767 and current liabilities of $20,318, which resulted in net working capital of $8,449. As of December 31, 2008, we had cash and receivables in the amount of $43,174 and current liabilities of $1,500, which resulted in net working capital of $41,674. The $33,225 decrease in our working capital from December 31, 2008 to June 30, 2009 is the result of the payment of expenses and accounts payable.

As indicated in the footnotes to our financial statements, we incurred a net operating loss of $24,519 for the three months ended June 30, 2009 and we have an accumulated deficit of $258,980 as of June 30, 2009.  In addition, we had $0 revenues for the three months ended June 30, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows

Operating Activities

Net cash used by operating activities was $14,407 for the first six months of 2009 which is a decrease of $53,136 from $67,543 net cash used in operating activities during the first six months of 2008. The decrease is attributable to the $13,111 decrease in net loss, an increase of $44,785 in accrued expenses, and a decrease in accounts receivable of $4,760 during the six months ended June 30, 2009 as compared to the corresponding period of 2008.

Investing Activities

Net cash used by investing activities was $0 during the first six months of 2009 compared to net cash used by investing activities of $7,016 during the first six months of 2008 resulting from the purchase of equipment.

Financing Activities

Net cash provided by financing activities during the first six months of 2009 was $0 as compared to $150,000 for the corresponding period of 2008. The decrease results from our receipt of proceeds from our initial public offering in April 2008 in the aggregate amount of $150,000.

Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable. The Company is a “smaller reporting company.”

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our President and Treasurer, who acts as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. We plan to remediate such weaknesses in the manner described below.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From the effective date of the Registration Statement through June 30, 2009, the Company has utilized the net proceeds from the offering for the purposes and in the amounts set forth below:

Accounting Fees	$18,800
Payroll	22,900	*
Forklift Acquisition Cost	7,500
Legal Fees	18,300
Concrete Cost	7,600
Rent	6,000
Supplies	4,900
Insurance	2,700
Office	2,500
Fuel	2,400
Miscellaneous Expenses	1,900
Total	$95,500

___________________________________

*Indicates direct payments to officers, directors and ten percent stockholders. All other expenses involve direct payments to others.

The remaining portion of the net proceeds in the amount of approximately $20,000 is being held in interest bearing bank accounts.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6.	Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing

[Signatures appear on the following page]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castwell Precast Corporation

Date: August 18, 2009	By /s/ Jason Haislip
Jason Haislip
President and Treasurer
(Principal Executive and Financial Officer)