Form 10-Q
period 2009-09-30
Castwell Precast CORP
filed 2009-11-16
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 12, 2009, the issuer had outstanding 3,808,348 shares of common stock, par value $0.001.

CASTWELL PRECAST CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

INDEX

PART I Financial Information

Item 1.	Consolidated Condensed Unaudited Financial Statements
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Unaudited Statements of Operations	4
Consolidated Condensed Unaudited Statements of Cash Flows	5
Unaudited Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures	12

PART II Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURE	15

PART I – FINANCIAL INFORMATION

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$ 6,678	$ 42,624
Accounts Receivable	550	550
Total Current Assets	7,228	43,174

Equipment	93,332	93,332
Less: Accumulated Depreciation	(58,932)	(49,914)
Total Equipment	34,400	43,418

Total Assets	$ 41,628	$ 86,592

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$ 2,842	$ 1,500
Total Liabilities	2,842	1,500

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,808,348 shares issued and outstanding	3,808	3,808
Additional Paid-in-Capital	301,027	301,027
Accumulated Deficit	(266,049)	(219,743)
Total Stockholders' Equity	38,786	85,092

Total Liabilities and Stockholders' Equity	$ 41,628	$ 86,592

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$ -	$ 3,310	$ 2,620	$ 24,256
Cost of Goods Sold	1,360	6,266	3,307	18,978
Gross Profit	(1,360)	(2,956)	(687)	5,278

Expenses:
General and Administrative (Note 4)	2,703	22,117	36,601	76,842
Marketing	-	56	-	93
Depreciation	3,006	3,006	9,018	9,018

Total Operating Expenses	5,709	25,179	45,619	85,953

Other Income and Expenses:
Loss on sale of equipment	-	(570)	-	(570)
Interest Expense	-	(805)	-	(805)
Interest Income	-	169	-	361
Total Other Income and Expenses	-	(1,206)	-	(1,014)

Net Loss	$ (7,069)	$ (29,341)	$ (46,306)	$ (81,689)

Weighted Average Common Shares Outstanding	3,808,348	3,808,348	3,308,348	3,308,348
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net (Loss)	$ (46,306)	$ (81,689)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	9,018	9,018
Loss on sale of equipment	-	570
Changes in current assets and liabilities:
Accounts receivable	-	6,032
Accrued expenses	1,342	(26,489)

Net cash Provided by (Used by) Operating Activities	(35,946)	(92,558)

Cash flows from Investing Activities
Proceeds from sale of equipment	-	430
Purchase of equipment	-	(7,016)

Net cash (Used by) Investing Activities	-	(6,586)

Cash Flows from Financing Activities:
Common stock issued for Cash	-	150,000
Net cash Provided by Financing Activities	-	150,000

Net (Decrease) Increase in Cash	(35,946)	50,856

Cash at Beginning of Period	42,624	471

Cash at End of Period	$ 6,678	$ 51,327

Cash paid for:

Interest	$ -	$ -
Taxes	-	-

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of September 30, 2009, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Condensed Financial Statements. The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

Recent Accounting Pronouncements. Management believes that the adoption of any new and relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of September 30, 2009. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

The Company has authorized 10,000,000 shares of preferred stock, par value $.001, and 50,000,000 shares of common stock, par value $.001.

On April 4, 2008, the Company completed the sale of 1,000,000 shares of common stock offered pursuant to a registration statement on Form S-1. The offering price was $0.15 per share and the Company received gross proceeds of $150,000.

As of September 30, 2009 the Company had zero shares of preferred stock outstanding and 3,808,348 shares of common stock outstanding.

CASTWELL PRECAST CORP. AND SUBSIDIARY

UNAUDITED NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2009, general and administrative expenses consisted of the following:

Office	$47
Legal/Professional	1,772
Auto	129
Insurance	623
Utilities	132
$2,703

For the three months ended September 30, 2008, general and administrative expenses consist of the following:

Office	$749
Legal/Professional	4,882
Supplies	370
Auto	1,471
Insurance	2,236
Payroll	10,230
Rent	1,400
Utilities	779
$22,117

For the nine months ended September 30, 2009, general and administrative expenses consisted of the following:

Office	$218
Legal/Professional	26,258
Supplies	834
Auto	1,551
Insurance	623
Taxes/Licenses	362
Payroll	4,326
Rent	2,000
Utilities	429
$36,601

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
$76,842

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $7,069 for the three months ended September 30, 2009 and has an accumulated deficit of $266,049 as of September 30, 2009.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells. Although we have not yet operated on a profitable basis, the cash received from financing activities during 2005 and the proceeds from our public offering in April 2008 have been sufficient to sustain our operations through September 30, 2009.

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

Third Quarter of 2009 Compared to Third Quarter of 2008

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

During the three months ended September 30, 2009, our revenues were $0 compared to revenues of $3,310 for the three month’s ended September 30, 2008, a decrease of $3,310 or 100%. The decrease is attributable to a lack of product sales during the third quarter of 2009 as result of the troubled housing market and the decrease in the construction of new homes. For the three months ended September 30, 2009, our gross loss was $1,360 compared to a gross loss for the three months ended September 30, 2008 of $2,956, a decrease of $1,596 or 53.9%. The decrease in gross loss is primarily attributable to the $4,906 reduction in cost of goods sold during the third quarter of 2009.

During the third quarter of 2009 our total operating expenses were $5,709 compared to operating expenses of $25,179 for the third quarter of 2008, a decrease of $19,470 or 77.3%. The decrease is primarily attributable to a $10,230 decrease in payroll, a $3,110 decrease in professional and legal fees, a $1,342 decrease in auto expense, and a $1,400 reduction in rent.

During the three months ended September 30, 2009, our net loss was $7,069 compared to a net loss of $29,341 for the three months ended September 30, 2008. The decrease in net loss was primarily attributable to the $1,596 reduction in gross loss which was more than offset by the $19,470 decrease in operating expenses discussed above.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009, our revenues were $2,620 compared to revenues of $24,256 for the nine month’s ended September 30, 2008, a decrease of $21,636 or 89.2%. The decrease is attributable to significantly reduced product sales during the first nine months of 2009 as result of the troubled housing market and the decrease in the construction of new homes. For the nine months ended September 30, 2009, our gross loss was $687 compared to a gross profit for the nine months ended September 30, 2008 of $5,278, a decrease of $5,965 or 113%. The decrease is attributable to the significant decrease in revenues discussed above offset by the $15,671 decrease in cost of goods sold.

During the nine months ended September 30, 2009 our total operating expenses were $45,619 compared to operating expenses of $85,953 for the first nine months of 2008, a decrease of $40,334 or 46.9%. The decrease is primarily attributable to a $22,884 decrease in payroll, a $3,366 decrease in auto expense, a $2,780 decrease in rent, a $2,036 decrease in office expense, and a $4,262 reduction in professional and legal fees.

During the nine months ended September 30, 2009, our net loss was $46,306 compared to a net loss of $81,689 for the nine months ended September 30, 2008, a decrease of $35,383, or 43.3%. The decrease in net loss was primarily attributable to the $5,965 reduction in gross profit which was more than offset by the $40,334 decrease in operating expenses discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of September 30, 2009, we had current assets in the form cash and receivables in the amount of $7,228 and current liabilities of $2,842, which resulted in net working capital of $4,386. As of December 31, 2008, we had cash and receivables in the amount of $43,174 and current liabilities of $1,500, which resulted in net working capital of $41,674. The $37,288 decrease in our working capital from December 31, 2008 to September 30, 2009 is the result of the payment of expenses and accounts payable.

As indicated in the footnotes to our financial statements, we incurred a net operating loss of $7,069 for the three months ended September 30, 2009 and we have an accumulated deficit of $266,049 as of September 30, 2009.  In addition, we had $0 revenues for the three months ended September 30, 2009. These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

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

Cash Flows

Operating Activities

Net cash used by operating activities was $35,946 for the first nine months of 2009 resulting primarily from the net loss of $46,306. Net cash used by operating activities was $92,558 for the first nine months of 2008 resulting primarily from the net loss of $81,689 and a decrease in accrued expenses of $26,489.

Investing Activities

Net cash used by investing activities was $0 during the first nine months of 2009 compared to net cash used by investing activities of $6,586 during the first nine months of 2008 resulting primarily from the purchase of equipment.

Financing Activities

Net cash provided by financing activities during the first nine months of 2009 was $0 as compared to $150,000 for the corresponding period of 2008. The decrease results from our receipt of proceeds from our initial public offering in April 2008 in the aggregate amount of $150,000.

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

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As provided in Item 9A(T) of our 2008 annual report on Form 10-K, in connection with an evaluation of the Company’s internal control over financial reporting as of December 31, 2008, using the COSO framework, our management, with the participation of our President and Treasurer concluded that as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to the existence of material weaknesses in such internal control over financial reporting. The weaknesses identified by our President and Treasurer were (i) a lack of personnel with technical accounting expertise; (ii) ineffective controls over period end financial disclosure and reporting processes; and (iii) the Company’s principal executive and principal financial officers are the same person, which does not provide adequate segregation of duties. In an effort to remediate such material weaknesses and other deficiencies and to enhance our internal control, we have engaged an outside accounting firm to assist the Company in closing its books and preparing financial statements on a quarterly basis. We also plan to implement additional procedures, as resources permit, to mitigate the risks created by the lack of segregation of duties.

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

From the effective date of the Registration Statement through September 30, 2009, the Company has utilized the entire amount of the net proceeds from the offering for the purposes and in the approximate amounts set forth below:

Accounting Fees	$34,300
Payroll	22,900	*
Forklift Acquisition Cost	7,500
Legal Fees	22,300
Concrete Cost	7,600
Rent	6,100
Supplies	5,000
Insurance	3,000
Office	2,500
Fuel	2,400
Miscellaneous	1,900
Total	$115,500

_____________________________________

*Indicates direct payments to officers, Indicates direct payments to officers, directors and ten percent stockholders. All other expenses involve direct payments to others.

As of September 30, 2009, all offering proceeds had been spent. The use of proceeds described above differs from the use of proceeds described in the prospectus in that steel molds with an estimated acquisition cost of $18,000 were not acquired due to the downturn in the Company’s business, the forklift cost $7,500 less than the estimated cost of such item, and general and administrative expenses were higher due to higher than anticipated legal and accounting fees.

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

(Signatures contained on following page)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castwell Precast Corporation

Date: November 13, 2009	By /s/ Jason Haislip
Jason Haislip
President and Treasurer
(Principal Executive and Financial Officer)