Form 10-K
period 2009-12-31
Castwell Precast CORP
filed 2010-03-31
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________________________ to ______________________________

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

 As of June 30, 2009, based on the $0.15 price at which the common equity was sold in the registrant’s registered offering in 2008, the aggregate market value of the 1,122,070 shares held by non-affiliates was approximately $168,300.

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

As of March 19, 2010, there were 3,808,348 shares of the issuer’s common stock outstanding.

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

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  These statements reflect the Company’s views with respect to future events based upon information available to it at this time.  These forward-looking statements are subject to certain uncertainties and other factors that could cause actual results to differ materially from these statements.  These uncertainties and other factors include, but are not limited to, the risk factors described herein under the caption “Risk Factors.”  The words “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions identify forward-looking statements.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, changes in assumptions, future events or otherwise.

Part I

Item 1.  Business

General

We were incorporated under the laws of Nevada on March 25, 2005.  On April 4, 2008, we completed the sale of 1,000,000 shares of common stock pursuant to a registration statement on Form SB-2 from which we received gross proceeds of $150,000 before deducting the costs of the offering. We conduct our operations through our wholly owned subsidiary, Castwell Precast, Inc., a Utah corporation, that was also incorporated in March 2005.  Unless otherwise indicated, Castwell Precast Corporation and Castwell Precast, Inc. are collectively referred to throughout this report as “we”, “us” or the “Company.”

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

Manufacturing

During 2007, we manufactured all of our window wells at our manufacturing and warehouse facility in Murray, Utah.  On February 1, 2008, we relocated our manufacturing operations to a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We currently use five molds to manufacture window wells in five different dimensions.  Each mold is constructed of two pieces of heavy steel which are pinned together to permit pouring of the concrete and are separated when the concrete has hardened so the finished window wells can be removed.  One side of the mold is lined with a sculptured rubber mat that creates the appearance of natural stone on that side of the mold.  The manufacturing process is a simple one that involves assembling the molds, placing wire mesh, steel and the attaching bolts in the molds, filling the molds with concrete, and disassembling the molds after the concrete has hardened.  We purchase our concrete from third party cement plants who deliver the concrete in cement trucks capable of pouring it directly into our molds.   We purchase the wire mesh, steel and bolt components from local suppliers and believe all of such supplies are readily available from a variety of sources.  Once the window wells have been removed from the molds, they are moved and stacked by forklift to await delivery.  Since we work a maximum of one shift per day, we cannot pour cement more than once per day and our current capacity is limited to a maximum of five window wells per day or twenty-five per week.

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

Facilities

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

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

Our annual audited financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity and stating that this raises doubts about our ability to continue as a going concern.  We incurred a net operating loss of $56,278 and $98,661 for the years ended December 31, 2009 and 2008 and we had an accumulated deficit of $276,021as of December 31, 2009.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital.  Except for the foregoing, we have not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that we will be able to obtain the additional debt or equity capital required in order to continue our operations.

We were incorporated in March 2005, have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We were incorporated on March 25, 2005.  We incurred a net loss of $61,209 for the approximately nine months ended December 31, 2005, a net loss of $8,700 for the fiscal year ended December 31, 2006, a net loss of $51,173 for the fiscal year ended December 31, 2007, a net loss of $98,661 for the year ended December 31, 2008 and a net loss of $56,278 for the year ended December 31, 2009.  There can be no assurance that we will be able to operate at a profit in the future.

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

Our officers and directors own a majority of our issued and outstanding shares and other stockholders  have little or no ability to elect directors or influence corporate matters

As of March 18, 2010, our officers and directors were the beneficial owners of approximately 56.5% of our issued and outstanding shares of common stock.  Such persons will able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Principal Stockholders.”)

All shares previously sold by us without registration are currently eligible for sale under Rule 144, which may have an adverse impact on any trading market that may develop for our common stock.

All of the 2,808,348 issued and outstanding shares of our common stock that were issued without registration were issued more than two years ago and are currently eligible for sale pursuant to Rule 144 adopted under the Securities Act.  As a result, non-affiliates are able to sell their shares in any market for our common stock without limitation.  For stockholders who are “affiliates” of the Company, which generally includes officers, directors and 10% or greater stockholders, Rule 144 generally requires that they not make any sales unless the Company is current in the filing of periodic reports with the SEC, that they file notices on Form 144 with respect to such sales, and that their public sales of restricted securities do not exceed the greater of 1% of the Company’s issued and outstanding shares of common stock or 1% of the average trading volume on a national exchange during the preceding four weeks.  The possibility of sales under Rule 144 may, in the future, have a depressive effect on the price of the Company’s securities in any market which may develop.  The 2,150,000 shares of the Company’s common stock held by Amie Coleman and Jason T. Haislip are also subject to the requirements of a Promotional Shares Lock-In Agreement with the Company and such persons are required to sell their shares in accordance with the requirements of such agreement until such time as it has terminated.  (See “Certain Relationships and Related Transactions: Promotional Shares Lock-In Agreement.”)

Item 2.  Properties.

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement.  We originally paid rent for such facility in the amount of $500 per month plus our share of utilities, however the rent was subsequently reduced to $400 per month.  The landlord has forgiven the rent for certain months during 2008 and 2009 as a result of the downturn in our business.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings and, to our knowledge, no such legal proceedings have been threatened against us.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In December, 2008, the Company's common stock became included on the OTC Bulletin Board under the symbol "CPXE."  However, there currently is no active trading market for the Company's stock.  There can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

On March 24, 2010, there were no published bid or asked quotations for the Company’s common stock on the OTC Bulletin Board.

At March 24, 2010, there were approximately 67 holders of record of the Company's common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during our 2009 fiscal year.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2009 fiscal year.

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

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells.  On April 4, 2008, we completed the sale of 1,000,000 shares of common stock pursuant to a registration statement on Form SB-2 from which we received gross proceeds of $150,000 before deducting the costs of the offering.  Although we have not yet operated on a profitable basis, the proceeds received from such offering were sufficient to sustain our operations through December 31, 2009.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement.  We originally paid rent for such facility in the amount of $500 per month plus our share of utilities, however the rent was subsequently reduced to $400 per month.  The landlord has forgiven the rent for certain months during 2008 and 2009 as a result of the downturn in our business.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor.  To date, we have not operated on a profitable basis.

2009 Fiscal Year Compared to 2008 Fiscal Year

As discussed below, the housing crisis and the related drop in new residential construction have substantially reduced the demand for our products and have had a material adverse effect on our business and financial condition.  If the housing crisis continues, it could further reduce our revenues, increase our losses and force us to either obtain additional debt or equity capital or to cease operations.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital.  Except for the foregoing, we have not entered into any agreement or arrangement for the provision of additional debt or equity funding and no assurance can be given that such funding would be available to us on acceptable terms or at all.

During the year ended December 31, 2009, our revenues were $2,620 compared to revenues of $25,316 for the year ended December 31, 2008, a decrease of $22,696 or 89.7%.  We believe the decrease is primarily attributable to significantly reduced product sales during 2009 as result of the housing crisis and the precipitous decrease in the construction of new homes.  During 2009, our gross loss was $687compared to a gross profit for the 2008 of $5,220.  The decrease results from the significantly decreased revenues described above.

During the year ended December 31, 2009, our total operating expenses were $55,591, which was significantly lower than our operating expenses of $103,881 for the year ended December 31, 2008.  The $48,290 decrease in operating expenses from 2008 to 2009 is primarily attributable to reductions in payroll ($26,830), office expenses ($6,609), automobile ($4,128), rent ($3,370) and insurance ($2,693).

During the year ended December 31, 2009, our net loss was $56,278 compared to a net loss of $98,661 for the year ended December 31, 2008.  The decrease in net loss from 2008 to 2009 was primarily attributable to the $5,907 reduction in gross profit discussed above which was more than offset by the $48,290 reduction in total operating expenses.

Liquidity and Capital Resources

On a consolidated basis, as of December 31, 2009, we had current assets in the form of cash in the amount of $1,362 and current liabilities of $3,942, which resulted in a working capital deficit of $2,580.  As of December 31, 2008, we had cash and receivables in the amount of $43,174 and current liabilities of $1,500, which resulted in working capital of $41,674.  The decrease in working capital from December 31, 2008 to December 31, 2009 is the result of our operating loss during such period and the payment of expenses and accounts payable.

As indicated in Note 5 to our financial statements, we incurred a net operating loss of $56,278 for the year ended December 31, 2009 and we have an accumulated deficit of $276,021 as of December 31, 2009.  In addition, we had only $2,620 in revenues for the year ended December 31, 2009.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2009, we did not have sufficient resources to permit us to continue our business plan and conduct our operations for the next six months and we were dependent on the receipt of additional debt or equity funding in order to continue our operations.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital, which we believe will permit us to continue our operations for a minimum of six months.  Except for the foregoing, we have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.  As a result of the downturn in our business, during the 2009 fiscal year our officers agreed to forego compensation pending an increase in operating revenue or our receipt of additional financing.

Cash Flows

Operating Activities

Net cash used by operating activities was $41,262 for the 2009 fiscal year resulting primarily from the net loss of $56,278 partially offset by $12,024 in depreciation.  Net cash used by operating activities was $100,731 during the 2008 fiscal year resulting primarily from the net loss of $98,661 partially offset by $16,848 in depreciation.

Investing Activities

Net cash used by investing activities was $0 in 2009 compared to net cash used in investing activities of $7,116 during 2008 resulting from the purchase and sale of equipment.

Financing Activities

Net cash provided by financing activities was $0 in 2009 compared to $150,000 in 2008.  The decrease is the result of the Company’s receipt of $150,000 during the 2008 as a result of the completion of our public offering.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2009 and 2008, the Company had a zero balance in the allowance for doubtful accounts.  The Company recorded a bad debt expense of $550 for the year ended December 31, 2009.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at December 31, 2009 and 2008 approximates fair value.

Use of Estimates

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the years ended December 31, 2009 and 2008 was $12,024 and $16,848, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009 and 2008, the Company did not have any dilutive common stock equivalents.

Income Taxes

On December 31, 2009, the Company had a net operating loss available for carry forward of $276,021. The tax benefit of approximately $96,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Consolidated Financial Statements, December 31, 2009
Independent Auditors’ Report
Consolidated Balance Sheets, December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009 and 2008.
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial office, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2009, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2009 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our President and Treasurer, who serves as our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of President and Treasurer concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

In conducting its evaluation, our President and Treasurer identified a deficiency in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  The President and Treasurer believes the deficiency is mitigated by the limited number of transactions each year and the engagement of an outside certified public accounting firm to assist us with period end financial disclosure and reporting processes and the preparation of quarterly financial statements.  As such, our President and Treasurer does not believe the deficiency has a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the deficiency constitutes a material weakness such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the 2009 fiscal year, we engaged an outside certified public accounting firm to assist us with period end financial disclosure and reporting processes and to prepare our quarterly financial statements.  Except for the foregoing, there was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Jason Haislip	36	2010	President, Treasurer and Director
Amie Coleman	27	2010	Secretary and Director
Duane J. Smith	51	2010	Vice President and Director
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

Amie Coleman, is a founder and principal stockholder of the Company who has served as secretary and a director of the Company since January 10, 2008.  Ms. Coleman is and has since November 2004, been self-employed as a hair stylist.  Since 2008, she has also been engaged on a part-time basis as a certified Pilates instructor at Poise and Strength Pilates.  From approximately 2005 through 2008, she was employed by Salon Juliano where she completed an apprenticeship to be a licensed cosmetologist.

Duane J. Smith, was appointed as vice president and a director of the Company on January 10, 2008.  Mr. Smith is also self-employed as a licensed general contractor and ranch foreman.  From approximately January 2000 through January 2009, Mr. Smith was also the president and owner of Day & Night Glass, a commercial and residential glass company.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2009, but the directors met on several occasions during 2009 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

Board of Directors

Our board of directors consists of three persons; Jason Haislip, Amie Coleman and Duane Smith.  None of our directors is “independent” within the meaning of Rule 4200(a)(15) of the NASDAQ Marketplace because they are officers and employees of the Company.

Our board of directors has not appointed any standing committees, there is no separately designated audit committee and the entire board of directors acts as our audit committee.  The board of directors does not have an independent “financial expert” because it does not believe the scope of the Company’s activities to date has justified the expense involved in obtaining such a financial expert.  In addition, our securities are not listed on a national exchange and we are not subject to the special corporate governance requirements of any such exchange.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  As a result, no reports are required to be filed pursuant to Section 16(a) of the Exchange Act by the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities.

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

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our chief executive officer in all capacities for the fiscal years ended December 31, 2009 and 2008. No executive officer of the Company received total annual compensation in excess of $100,000 per year during the 2009 or 2008 fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation	Total

Jason T. Haislip	2009	$ 3,347	-	-	-	-	-	$ 3,347
President(1)	2008	$25,748	-	-	-	-	-	$25,748
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

Officer Compensation

The compensation for our officers is determined by our board of directors based on management’s recommendations.  Jason Haislip, president and director, and Duane Smith, vice president and director, participate in the determination of management compensation.  We previously agreed to pay Jason Haislip, president and treasurer, an annual base salary of $40,000 per year and to pay Duane Smith, vice president, an annual base salary of $6,000 per year.  However, as a result of the downturn in the Company’s business during 2009, such persons agreed to serve without compensation pending an increase in revenues from operations or our receipt of additional financing. We will continue to reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.  We may pay additional compensation to our officers in the future, including medical insurance and retirement benefits and increases in compensation, if justified based on the growth of our business and the time such persons are required to devote to our business.  We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacity as directors.  Duane Smith, who is also an officer of the Company, was paid $500 in salary during 2009 and was paid $2,118 as rent for the Company’s manufacturing facility.  The rent for such manufacturing facility was originally $500 per month but was subsequently reduced to $400 per month.  Mr. Smith, the landlord, has forgiven the rent for certain months during 2008 and 2009 as a result of the downturn in our business.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

The following table sets forth as of March 24, 2010, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date, there were 3,808,348 issued and outstanding shares of our common stock.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Principal Stockholders
Common Stock	Cambria Investment Fund, L.P. (2) 2321 Rosecrans Ave. Suite 4270 El Segundo, CA 90245	251,875	6.4%
Common Stock	Steven Timmins 471 Meadow House Lane Hoytsville, UT 84017	200,000	5.3%
Common Stock	Michael Vanderhoof(3) P.O. Box 715 Oakley, UT 84055	636,278	16.3%
Officers and Directors
Common Stock	Amie Coleman	1,450,000	38.1%
Common Stock	Jason T. Haislip	700,000	18.4%
Common Stock	Duane J. Smith	0	-
Common Stock	All Executive Officers
	And Directors as a Group (Three Persons)	2,150,000	56.5%

_____________________

(1)	Except as otherwise noted, the shares are owned beneficially and of record, and such record stockholder has sole voting, investment, and dispositive power over the shares indicated.

(2)
Includes 100,000 shares which may be acquired by Cambria Investment Fund at a price of $0.10 per share pursuant to presently exercisable common stock purchase warrants. The shares of common stock underlying the warrants are deemed to be outstanding shares for the purpose of computing the stockholder’s percentage ownership.

(3)
Includes 306,473 shares of which Mr. Vanderhoof is the record and beneficial owner, 77,930 shares owned of record by his spouse, and 151,875 shares and 100,000 presently exercisable common stock purchase warrants owned of record by Cambria Investment Fund, L.P., with respect to which Mr. Vanderhoof may be deemed to share investment and dispositive power as a result of his status as a manager of the general partner of Cambria Investment Fund, L.P. The shares of common stock underlying the warrants are deemed to be outstanding shares for the purpose of computing the stockholder’s percentage ownership.  Subsequent to March 18, 2010, Mr. Vanderhoof acquired an additional 100,000 shares of common stock from the Company in a private transaction.

Item 13.  Certain Relationships and Related Transactions

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Office and Manufacturing Space
Our executive offices are located at the residence of our president and we pay no rent for the use of such space.  We reimburse our president for actual out-of-pocket costs incurred on our behalf for paper, copies, long distance telephone charges and similar items used in connection with our operations.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement.  We originally paid $500 per month as rent for such facility but such rent was subsequently reduced to $400 per month.  The landlord has forgiven the rent for certain months during 2008 and 2009 as a result of the downturn in our business.  We believe the terms of such rental arrangement are no less favorable to the Company than those that could be negotiated at arm’s length with an unrelated third party.

Promotional Shares Lock-In Agreement

In accordance with requirements imposed by the Utah Securities Division with regard to the Company’s initial public offering, the Company entered into that certain Promotional Shares Lock-In Agreement (the “Lock-In Agreement”) dated as of December 5, 2007, with Jason Haislip and Mathew Martindale, then officers, directors and principal stockholders of the Company, and Amie Coleman, then spouse of Mathew Martindale and a principal stockholder of the Company (collectively, the “Lock-In Holders”).  The Lock-In Agreement generally provides that while the Lock-In Agreement is in effect, the Lock-In Holders will not sell, transfer, hypothecate or otherwise dispose of an aggregate of 2,150,000 shares of the Company’s common stock held by them except: (a) by will, the laws of descent and distribution, the operation of law or by court order; (b) the hypothecation by the estate of a deceased Lock-In Holder to pay the expenses of the deceased person’s estate; and (c) by gift to the Lock-In Holder’s family members as long as the Promotional Shares remain subject to the terms of the Lock-In Agreement.  The Promotional Shares will be released from the requirements of the Lock-In Agreement as follows: (a) beginning two years after the completion date of the Offering, 2 ½ % of the Promotional Shares may be released each quarter on a pro rata basis and on the fourth anniversary of the Offering all remaining Promotional Shares shall be released; and (b) notwithstanding the foregoing, all of the Promotional Shares shall be released from the Lock-In Agreement upon the occurrence of one of the following events: (i) the Offering is terminated and either no securities were sold in the Offering or the proceeds received from investors from the sale of securities in the Offering have been returned to the investors; (ii) the Offering did not qualify for registration with the Utah Securities Division; (iii) the Company’s common stock is quoted on the OTC Bulletin Board (or any successor thereto having substantially the same eligibility and reporting requirements) and the bid price for such stock posted by non-affiliated market makers is equal to or greater than the $0.15 offering price for the Offering (as adjusted for stock splits, stock dividends etc.) for a period of 20 consecutive trading days; or (iv) the Company’s common stock should become a “Covered Security” as defined in Section 18(b)(1) of the Securities Act.  If, during the time the Lock-In Agreement is in effect, the Company enters into any merger, reorganization, liquidation, dissolution or other transaction or proceeding with a person who is not a promoter of the Company that  results in a distribution of the Company’s assets or securities, then: (a) all holders of the Company’s equity securities will initially share on a pro rata, per share basis in the distribution, in proportion to the amount of cash or other consideration that they paid per share for their equity securities (provided that the Utah Securities Division has accepted the value of the other consideration), until the stockholders who purchased the Company’s equity securities in the Offering (the “Public Stockholders”) have received, or have had irrevocably set aside for them, an amount that is equal to one hundred percent (100%) of the offering price per share times the number of shares of equity securities they purchased in the Offering and which they still hold at the time of the distribution, as adjusted for stock splits, stock dividends recapitalizations and the like; (b) after such distribution, all holders of the Company’s equity securities will participate on an equal, per share basis times the number of shares of equity securities they held at the time of the distribution, adjusted for stock splits, stock dividends, recapitalizations and the like; and (c) a distribution may proceed on lesser terms and conditions than the terms and conditions stated above if a majority of the equity securities that are not held by promoters, or their associates or affiliates, vote, or consent by consent procedure to approve the lesser terms and conditions at a special meeting called for that specific purpose. If the Company enters into any merger, reorganization, liquidation, dissolution or other transaction or proceeding with a promoter that results in a distribution while this Agreement remains in effect, the Promotional Shares will remain subject to the terms of the Lock-In Agreement.  At the time the Lock-In Agreement was executed, 1,300,000 of the Promotional Shares were owned jointly by Mathew Martindale and Amie Coleman.  In January 2008, Mr. Martindale conveyed all his interest in such shares to Amie Coleman and the shares remained subject to the Lock-In Agreement.

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

Item 14.  Principal Accountant Fees and Services

Madsen & Associates CPA’s Inc. served as the Company’s independent accountants for the fiscal years ended December 31, 2009 and 2008.

During the fiscal years ended December 31, 2009 and December 31, 2008, fees for services provided by Madsen & Associates CPA’s, Inc. were as follows:

	Year Ended
	December 31,
	2009	2008
Audit Fees	$7,000	$15,350
Audit-Related Fees	-	-
Tax Fees	375	375
All Other Fees	-	-

Total	$7,375	$15,725

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

  *Incorporated by reference to the Company’ Form SB-2 Registration Statement filed July 16, 2007
**Incorporated by reference to Amendment No. 1 to the Company’ Form SB-2 Registration Statement filed    December 11, 2007.

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CASTWELL PRECAST CORPORATION
                   (Registrant)

Dated: March 31, 2010                                                                           By /s/ Jason T. Haislip
                          Jason T. Haislip, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2010                                                                           By /s/ Jason T. Haislip
                          Jason T. Haislip
                                                                                                                   President, Treasurer and Director
                                                                                                                   (Principal Executive and Accounting Officer)

Dated: March 31, 2010                                                                           By /s/ Amie Coleman
                          Amie Coleman
                                                                                                                  Secretary and Director

Dated: March 31, 2010                                                                           By /s/ Duane Smith
                        Duane Smith
                                                                                                                   Vice President and Director

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONTENTS
PAGE

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets, December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the years ended
December 31, 2009 and 2008	F-5

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2009 and 2008	F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2009 and 2008	F-7

Notes to Consolidated Financial Statements	F-8 - F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Castwell Precast Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Castwell Precast Corp. and Subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009.  Castwell Precast Corp. and Subsidiary’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castwell Precast Corp. and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
March 31, 2010

F-2

Castwell Precast Corp. and Subsidiary
Consolidated Balance Sheets

	December 31,	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$1,362	$42,624
Accounts Receivable	-	550
Total Current Assets	1,362	43,174

Equipment	93,332	93,332
Less: Accumulated Depreciation	(61,938)	(49,914)
Total Equipment	31,394	43,418

Total Assets	$32,756	$86,592

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$3,942	$1,500
Total Liabilities	3,942	1,500

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,808,348 shares issued and outstanding	3,808	3,808
Additional Paid-in-Capital	301,027	301,027
Accumulated Deficit	(276,021)	(219,743)
Total Stockholders' Equity	28,814	85,092

Total Liabilities and Stockholder' Equity	$32,756	$86,592

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Operations

	December 31,	December 31,
	2009	2008

Revenues	$2,620	$25,316
Cost of Goods Sold	3,307	20,096
Gross Profit	(687)	5,220

Expenses:
General and Administrative (Note 4)	43,017	86,940
Bad debt expense	550	-
Marketing	-	93
Depreciation	12,024	16,848

Total Operating Expenses	55,591	103,881

Net Loss	$(56,278)	$(98,661)

Weighted Average Common Shares Outstanding	3,808,348	3,558,348
Basic and Diluted Loss per Common Share	$(0.01)	$(0.03)

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements Of Stockholders' Equity

	Preferred	Preferred	Common	Common
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2008	-	$-	2,808,348	$2,808	$152,027	$(121,082)	$33,753

Sale of common stock; April 4, 2008	-	-	1,000,000	1,000	149,000	-	150,000

Net (loss) for the year ended December 31, 2008	-	-	-	-	-	(98,661)	(98,661)

Balances as of December 31, 2008	-	-	3,808,348	3,808	301,027	(219,743)	85,092

Net (loss) for the year ended December 31, 2009	-	-	-	-	-	(56,278)	(56,278)

Balances as of December 31, 2009	-	$-	3,808,348	$3,808	$301,027	$(276,021)	$28,814

	See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Cash Flows

	December 31,	December 31,
	2009	2008
Cash Flows from Operating Activities:
Net (Loss)	$(56,278)	$(98,661)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	12,024	16,848
Changes in current assets and liabilities:
Accounts receivable	550	6,582
Accrued expenses	2,442	(25,500)

Net cash Provided by (Used by) Operating Activities	(41,262)	(100,731)

Cash flows from Investing Activities
Proceeds from sale of equipment		430
Purchase of equipment	-	(7,546)

Net cash (Used by) Investing Activities	-	(7,116)

Cash Flows from Financing Activities:
Common stock issued for Cash	-	150,000
Net cash Provided by Financing Activities	-	150,000

Net (Decrease) Increase in Cash	(41,262)	42,153

Cash at Beginning of Period	42,624	471

Cash at End of Period	$1,362	$42,624

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of December 31, 2009, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of December 31, 2009 and 2008, the Company had a zero balance in the allowance for doubtful accounts. The Company recorded bad debt expense of $550 for the year ended December 31, 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at December 31, 2009 and 2008 approximates fair value.

USE OF ESTIMATES

In preparing the Company’s financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations.  The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the years ended December 31, 2009 and 2008 was $12,024 and $16,848, respectively.

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009 and 2008, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On December 31, 2009, the Company had a net operating loss available for carry forward of $276,021.  The tax benefit of approximately $96,600 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2025.

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

As of December 31, 2009 the Company had zero shares of preferred stock outstanding and 3,808,348 shares of common stock outstanding.

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the year ended December 31, 2009, general and administrative expenses consisted of the following:

Office	$276
Legal/Professional	32,265
Supplies	631
Auto	1,837
Insurance	623
Taxes/Licenses	362
Payroll	4,326
Rent	2,210
Utilities	487
$43,017

For the year ended December 31, 2008, general and administrative expenses consisted of the following:

Office	$6,885
Legal/Professional	32,713
Supplies	191
Auto	5,965
Insurance	3,316
Taxes/Licenses	350
Payroll	31,156
Rent	5,580
Utilities	784
$86,940

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $56,278 and $98,661 for the years ended December 31, 2009 and 2008 and has an accumulated deficit of $276,021 as of December 31, 2009.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUBSEQUENT EVENTS

In March 2010, the Company sold 170,000 shares of its common stock in two private transactions for $25,500.

The Company has evaluated subsequent events through March 31, 2010, which is the date the financial statements were issued.