Form 10-Q
period 2010-03-31
Castwell Precast CORP
filed 2010-05-12
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes  ☐    No ☒

As of May 7, 2010, the issuer had outstanding 3,978,348 shares of common stock, par value $0.001.

CASTWELL PRECAST CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

INDEX

PART I Financial Information

Item 1. Consolidated Condensed Unaudited Financial Statements
Consolidated Condensed Balance Sheets	3
Consolidated Condensed Unaudited Statements of Operations	4
Consolidated Condensed Unaudited Statements of Cash Flows	5
Unaudited Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4T. Controls and Procedures	12

PART II Other Information

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 4. (Removed and Reserved)	13

Item 5. Other Information	13

Item 6. Exhibits	14

SIGNATURE	14

PART I – FINANCIAL INFORMATION

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
ASSETS	2010	2009
Current Assets:
Cash	$26,063	$1,362
Total Current Assets	26,063	1,362

Equipment	93,332	93,332
Less: Accumulated Depreciation	(64,944)	(61,938)
Total Equipment	28,388	31,394

Total Assets	$54,451	$32,756

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$15,225	$3,942
Total Liabilities	15,225	3,942

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,978,348 and 3,808,348 shares issued and
outstanding March 31, 2010 and December 31, 2009, respectively	3,978	3,808
Additional Paid-in-Capital	326,357	301,027
Accumulated Deficit	(291,109)	(276,021)
Total Stockholders' Equity	39,226	28,814

Total Liabilities and Stockholders' Equity	$54,451	$32,756

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2010	2009

Revenues	$-	$2,620
Cost of Goods Sold	-	1,653
Gross Profit	-	967

Expenses:
General and Administrative (Note 4)	12,082	12,679
Depreciation	3,006	3,006

Total Operating Expenses	15,088	15,685

Net Loss	$(15,088)	$(14,718)

Weighted Average Common Shares Outstanding (Basic and Diluted)	3,816,904	3,808,348
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net (Loss)	$(15,088)	$(14,718)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	3,006	3,006
Changes in current assets and liabilities:
Accrued expenses	11,283	2,236
Net cash (Used by) Operating Activities	(799)	(9,476)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Common stock issued for Cash	25,500	-
Net cash Provided by Financing Activities	25,500	-

Net (Decrease) Increase in Cash	24,701	(9,476)

Cash at Beginning of Period	1,362	42,624

Cash at End of Period	$26,063	$33,148

Cash paid for:

Interest	$-	$-
Taxes	-	-

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of March 31, 2010, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of March 31, 2010 and December 31, 2009, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at March 31, 2010 and December 31, 2009 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations.  The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the three months ended March 31, 2010 and 2009 was $3,006 and $3,006, respectively.

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2010 and December 31, 2009, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On March 31, 2010, the Company had a net operating loss available for carry forward of $291,109.  The tax benefit of approximately $101,888 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2025.

BASIS OF PRESENTATION

These consolidated condensed financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of March 31, 2010. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

The Company has authorized 10,000,000 shares of preferred stock, par value $.001, and 50,000,000 shares of common stock, par value $.001.

On April 4, 2008, the Company completed the sale of 1,000,000 shares of common stock offered pursuant to a registration statement on Form S-1.  The offering price was $0.15 per share and the Company received gross proceeds of $150,000.

On March 25, 2010, the Company completed the sale of 100,000 shares of common stock to an accredited investor.  The sale price was set at $0.15 per share and the Company received gross proceeds of $15,000.

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On March 31, 2010, the Company completed the sale of 70,000 shares of common stock to an accredited investor.  The sale price was set at $0.15 per share and the Company received gross proceeds of $10,500.

As of March 31, 2010 the Company had zero shares of preferred stock outstanding and 3,978,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three month period ended March 31, 2010, general and administrative expenses consisted of the following:

Office	$331
Legal/Professional	11,295
Auto	437
Payroll	19
$12,082

For the three month period ended March 31, 2009, general and administrative expenses consisted of the following:

Office	$393
Legal/Professional	7,838
Supplies	158
Auto	883
Payroll	2,430
Rent	800
Utilities	177
$12,679

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $15,088 and $14,718 for the three month periods ended March 31, 2010 and 2009, respectively, and has an accumulated deficit of $291,109 as of March 31, 2010.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2010, which is the date the financial statements were issued.

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

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells.  On April 4, 2008, we completed the sale of 1,000,000 shares of common stock pursuant to a registration statement on Form SB-2 from which we received gross proceeds of $150,000 before deducting the costs of the offering.  Although we have not yet operated on a profitable basis, the proceeds received from such offering were sufficient to sustain our operations through December 31, 2009.  In March 2010, we sold 170,000 shares of our common stock in a private transaction for $25,500 to provide the Company with additional working capital.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis.  We originally paid rent for such facility in the amount of $500 per month plus our share of utilities, however the rent was subsequently reduced to $400 per month.  The landlord has forgiven the rent for certain months during the first quarter of 2010 as a result of the downturn in our business.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor.  To date, we have not operated on a profitable basis.

First Quarter of 2010 Compared to First Quarter of 2009

As discussed below, the housing crisis and the related drop in new residential construction have substantially reduced the demand for our products and have had a material adverse effect on our business and financial condition.  If the housing crisis continues, it could further reduce our revenues, increase our losses and force us to either obtain additional debt or equity capital or to cease operations.  In March 2010, we sold 170,000 shares of our common stock in a private transaction for $25,500 to provide the Company with additional working capital.  Except for the foregoing, we have not entered into any agreement or arrangement for the provision of additional debt or equity funding and no assurance can be given that such funding would be available to us on acceptable terms or at all.

During the three months ended March 31, 2010, our revenues were $0 compared to revenues of $2,620 for the three month’s ended March 31, 2009, a decrease of $2,620 or 100%.  The decrease is attributable to a lack of product sales during the first quarter of 2010 as result of the troubled housing market and the decrease in the construction of new homes.  For the three months ended March 31, 2010, our gross profit was $0 compared to a gross profit for the three months ended March 31, 2009 of $967, a decrease of $967 or 100%.  The decrease in gross profit is due to our lack of revenues and costs of goods sold during the first quarter of 2010.

During the first quarter of 2010 our total operating expenses were $15,088 compared to operating expenses of $15,685 for the first quarter of 2009, a decrease of $597.  The decrease is primarily attributable to decreases in auto expense, payroll and rent during 2010 which were offset by an increase in legal and professional fees.

During the three months ended March 31, 2010, our net loss was $15,088 compared to a net loss of $14,718 for the three months ended March 31, 2009.

Liquidity and Capital Resources

On a consolidated basis, as of March 31, 2010, we had current assets in the form cash in the amount of $26,063 and current liabilities in the form of accrued expenses of $15,225, which resulted in net working capital of $10,838.  As of December 31, 2009, we had cash in the amount of $1,362 and current liabilities of $3,942, which resulted in a net working capital deficit of $2,580.  The $13,418 increase in our working capital from December 31, 2009 to March 31, 2010 is primarily the result of the sale of common stock during March 2010.

As indicated in Note 5 to our financial statements, we incurred net operating losses of $15,088 and $14,718 for the three months ended March 31, 2010 and 2009, respectively, and we have an accumulated deficit of $291,109 as of March 31, 2010.  In addition, we had no revenues for the three months ended March 31, 2010.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2009, we did not have sufficient resources to permit us to continue our operations and we were dependent on the receipt of additional debt or equity funding.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital, which we believe will permit us to continue our operations for at least the next six months.  Except for the foregoing, we have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.  As a result of the downturn in our business, during the quarter ended March 3,1 2010, our officers agreed to forego compensation pending an increase in operating revenue or our receipt of additional financing.

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

Cash Flows

Operating Activities

Net cash used by operating activities was $799 for the first quarter of 2010 resulting primarily from the net loss of $15,088 partially offset by $3,006 in depreciation expense and an $11,283 increase in accrued expenses.  Net cash used by operating activities was $9,476 during the first quarter of 2009 resulting primarily from the net loss of $14,718 partially offset by $3,006 in depreciation expense and a $2,236 increase in accrued expenses.

Investing Activities

There was no net cash used by or provided by investing activities during the first quarter of 2010 or 2009.

Financing Activities

Net cash provided by financing activities was $25,500 during the first quarter of 2010 as a result of our sale of 170,000 shares of our common stock.  Net cash provided by financing activities was $0 during the first quarter of 2009.

Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying financial statements.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2009 audited financial statements.

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We consider our significant accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Revenue Recognition

The Company recognizes revenue upon delivery of its precast concrete products.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2010 and December 31, 2009, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at March 31, 2010 and December 31, 2009 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the three months ended March 31, 2010 and 2009 was $3,006 and $3,006, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2010 and December 31, 2009, the Company did not have any dilutive common stock equivalents.

Income Taxes

On March 31, 2010, the Company had a net operating loss available for carry forward of $291,109. The tax benefit of approximately $101,888 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.  The Company is a “smaller reporting company.”

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our President and Treasurer, who serves as our principal executive and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In conducting an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, our President and Treasurer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  The President and Treasurer believes the weakness is mitigated by the limited number of transactions each year and the engagement of an outside certified public accounting firm to assist us with period end financial disclosure and reporting processes and the preparation of quarterly financial statements.  As such, our President and Treasurer does not believe the weakness has a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the weakness constitutes a material weakness such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of our knowledge, our properties are not the subject of any such proceedings.

Item 1A.  Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During March 2010, we sold 170,000 shares of our common stock to two accredited investors for $25,500. Each of the investors represented that they were “accredited investors” as defined in Rule 501 of Regulation D.  No underwriter was involved in any of the foregoing transactions and the shares were sold by the Company directly to the investors.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The shares were sold without general advertising or solicitation, the purchasers acknowledged that they were purchasing restricted securities which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing  the shares were imprinted with the usual and customary restricted stock legend.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. (Removed and Reserved)

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

Castwell Precast Corporation

Date: May 12, 2010	By /s/ Jason Haislip
Jason Haislip
President and Treasurer
(Principal Executive and Financial Officer)