Form 10-Q
period 2010-06-30
Castwell Precast Corp
filed 2010-08-20
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes  ☐    No ☒

As of August 13, 2010, the issuer had outstanding 3,978,348 shares of common stock, par value $0.001.

CASTWELL PRECAST CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

INDEX

PART I Financial Information

Item 1. Unaudited Consolidated Condensed Financial Statements
Consolidated Condensed Balance Sheets	3
Unaudited Consolidated Condensed Statements of Operations	4
Unaudited Consolidated Condensed Statements of Cash Flows	5
Unaudited Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

PART II Other Information

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities	16

Item 4. (Removed and Reserved)	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURE	17

PART I – FINANCIAL INFORMATION

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2010	2009
Current Assets:
Cash	$9,031	$1,362
Accounts Receivable	2,400
Total Current Assets	11,431	1,362

Equipment	93,332	93,332
Less: Accumulated Depreciation	(67,950)	(61,938)
Total Equipment	25,382	31,394

Total Assets	$36,813	$32,756

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$8,980	$3,942
Total Liabilities	8,980	3,942

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,978,348 and 3,808,348 shares issued and outstanding June 30, 2010
and December 31, 2009	3,978	3,808
Additional Paid-in-Capital	326,357	301,027
Accumulated Deficit	(302,502)	(276,021)
Total Stockholders' Equity	27,833	28,814

Total Liabilities and Stockholders' Equity	$36,813	$32,756

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$2,400	$-	$2,400	$2,620
Cost of Goods Sold	1,042	294	1,042	1,947
Gross Profit	1,358	(294)	1,358	673

Expenses:
General and Administrative (Note 4)	9,745	21,219	21,827	33,898
Depreciation	3,006	3,006	6,012	6,012

Total Operating Expenses	12,751	24,225	27,839	39,910

Other Income and Expenses:
Interest Income	-	-	-	-

Net Loss	$(11,393)	$(24,519)	$(26,481)	$(39,237)

Weighted Average Common Shares Outstanding (Basic and Diluted)	3,978,348	3,808,348	3,894,757	3,308,348
Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net (Loss)	$(26,481)	$(39,237)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	6,012	6,012
Changes in current assets and liabilities:
Accounts receivable	(2,400)	-
Accrued expenses	5,038	18,818

Net cash (Used by) Operating Activities	(17,831)	(14,407)

Cash Flows from Investing Activities	-	-

Net cash (Used by) Investing Activities	-	-

Cash Flows from Financing Activities:
Common stock issued for Cash	25,500	-
Net cash Provided by Financing Activities	25,500	-

Net (Decrease) Increase in Cash	7,669	(14,407)

Cash at Beginning of Period	1,362	42,624

Cash at End of Period	$9,031	$28,217

Cash paid for:

Interest	$-	$-
Taxes	-	-

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

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of June 30, 2010, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of June 30, 2010 and December 31, 2009, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at June 30, 2010 and December 31, 2009 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations.  The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the six months ended June 30, 2010 and 2009 was $6,012 and $6,012, respectively.

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2010 and December 31, 2009, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On June 30, 2010, the Company had a net operating loss available for carry forward of $302,502.  The tax benefit of approximately $105,876 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2025.

BASIS OF PRESENTATION

These consolidated condensed financial statements reflect all adjustments that in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.  All adjustments are of a normal recurring nature, unless otherwise disclosed.  The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of June 30, 2010. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

The Company has authorized 10,000,000 shares of preferred stock, par value $.001, and 50,000,000 shares of common stock, par value $.001.

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – STOCKHOLDERS’ EQUITY - CONTINUED

On April 4, 2008, the Company completed the sale of 1,000,000 shares of common stock offered pursuant to a registration statement on Form SB-2.  The offering price was $0.15 per share and the Company received gross proceeds of $150,000.

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

As of June 30, 2010 the Company had zero shares of preferred stock outstanding and 3,978,348 shares of common stock outstanding

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2010, general and administrative expenses consisted of the following:

Office	$138
Legal/Professional	4,361
Auto	586
Contract Labor	4,500
Taxes & Licenses	160
$9,745

For the three months ended June 30, 2009, general and administrative expenses consisted of the following:

Office	$38
Legal/Professional	16,648
Supplies	678
Auto	539
Payroll	1,896
Rent	1,200
Taxes & Licenses	100
Utilities	120
$21,219

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES - CONTINUED

For the six months ended June 30, 2010, general and administrative expenses consisted of the following:

Office	$488
Legal/Professional	15,656
Auto	1,023
Taxes & Licenses	160
Contract Labor	4,500
$21,827

For the six months ended June 30, 2009, general and administrative expenses consisted of the following:

Office	$170
Legal/Professional	24,486
Supplies	834
Auto	1,422
Taxes & Licenses	362
Payroll	4,326
Rent	2,000
Utilities	298
$33,898

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $11,393 for the three months ended June 30, 2010 and has an accumulated deficit of $302,502 as of June 30, 2010.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 20, 2010, which is the date the financial statements were issued.

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

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis.  We originally paid rent for such facility in the amount of $500 per month plus our share of utilities, however the rent was subsequently reduced to $400 per month.  The landlord has forgiven the rent for certain months during the first six months of 2010 as a result of the downturn in our business.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor.  To date, we have not operated on a profitable basis.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

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

During the three months ended June 30, 2010, our revenues were $2,400 compared to revenues of $0 for the three month’s ended June 30, 2009, an increase of $2,400 or 100%.  The increase is attributable to a complete lack of product sales during the second quarter of 2009 as result of the troubled housing market and the decrease in the construction of new homes.  For the three months ended June 30, 2010, our gross profit was $1,358 compared to a gross loss for the three months ended June 30, 2009 of $294, an increase of $1,652.  The increase is attributable to the increase in revenues during the second quarter of 2010 as discussed above.

During the second quarter of 2010 our total operating expenses were $12,751 compared to operating expenses of $24,225 for the second quarter of 2009, a decrease of $11,474 or 47.4%.  The decrease is primarily attributable to a $1,896 decrease in payroll and a $12,287 decrease in professional and legal fees, which was partially offset by a $4,500 increase in contract labor.

During the three months ended June 30, 2010, our net loss was $11,393 compared to a net loss of $24,519 for the three months ended June 30, 2009.  The $13,126 decrease in net loss was primarily attributable to the $1,652 increase in gross profit and the $11,474 decrease in operating expenses discussed above.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

During the six months ended June 30, 2010, our revenues were $2,400 compared to revenues of $2,620 for the six months ended June 30, 2009, a decrease of $220.  Revenues in both years were depressed as a result of the troubled housing market and the decrease in the construction of new homes.  For the six months ended June 30, 2010, our gross profit was $1,358 or 56.6% of revenues compared to a gross profit for the six months ended June 30, 2009 of $673 or 25.7% of revenues, an increase of $685 or 101%.  The increase is primarily attributable a $905 reduction in costs of goods sold during the first six months of 2010.

During the six months ended June 30, 2010 our total operating expenses were $27,839 compared to operating expenses of $39,910 for the first six months of 2009, a decrease of $12,071 or 30.2%.  The decrease is primarily attributable to a $4,326 decrease in payroll, an $8,830 reduction in professional and legal fees and a $2,000 reduction in rent, which was partially offset by a $4,500 increase in contract labor.

During the six months ended June 30, 2010, our net loss was $26,481 compared to a net loss of $39,237 for the six months ended June 30, 2009, a decrease of $12,756, or 32.5%.  The decrease in net loss was primarily attributable to the $12,071 decrease in operating expenses and the $905 decrease in costs of goods sold discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of June 30, 2010, we had current assets in the form cash and receivables in the amount of $11,431 and current liabilities of $8,980, which resulted in net working capital of $2,451.  As of December 31, 2009, we had cash in the amount of $1,362 and current liabilities of $3,942, which resulted in a working capital deficit of $2,580.

As indicated in the footnotes to our financial statements, we incurred a net operating loss of $11,393 for the three months ended June 30, 2010 and we have an accumulated deficit of $302,502 as of June 30, 2010.  In addition, we had revenues of only $2,400 for the three months ended June 30, 2010.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2009, we did not have sufficient resources to permit us to continue our operations and we were dependent on the receipt of additional debt or equity funding.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital, which we believe will permit us to continue our operations for approximately the next three months.  Except for the foregoing, we have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.

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

Cash Flows

Operating Activities

Net cash used by operating activities was $17,831 for the six months ended June 30, 2010 resulting primarily from the net loss of $26,481 partially offset by $6,012 in depreciation expense and a $5,038 increase in accrued expenses.  Net cash used by operating activities was $14,407 during the six months ended June 30, 2009 resulting primarily from the net loss of $39,237 partially offset by $6,012 in depreciation expense and an $18,818 increase in accrued expenses.

Investing Activities

There was no net cash used by or provided by investing activities during the first quarter of 2010 or 2009.

Financing Activities

Net cash provided by financing activities was $25,500 during the six months ended June 30, 2010 as a result of our sale of 170,000 shares of our common stock during March 2010.  Net cash provided by financing activities was $0 during the six months ended June 30, 2009.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2010 and December 31, 2009, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at June 30, 2010 and December 31, 2009 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the six months ended June 30, 2010 and 2009 was $6,012 and $6,012, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2010 and December 31, 2009, the Company did not have any dilutive common stock equivalents.

Income Taxes

On June 30, 2010, the Company had a net operating loss available for carry forward of $302,502. The tax benefit of approximately $105,876 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Castwell Precast Corporation

Date: August 20, 2010	By /s/ Jason Haislip
Jason Haislip
President and Treasurer
(Principal Executive and Financial Officer)