Form 10-Q
period 2010-09-30
Castwell Precast Corp
filed 2010-11-12
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes  ☐    No ☒

As of November 9, 2010, the issuer had outstanding 3,978,348 shares of common stock, par value $0.001.

CASTWELL PRECAST CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

INDEX

PART I Financial Information

Item 1. Unaudited Consolidated Condensed Financial Statements
Consolidated Condensed Balance Sheets	3
Unaudited Consolidated Condensed Statements of Operations	4
Unaudited Consolidated Condensed Statements of Cash Flows	5
Unaudited Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T. Controls and Procedures	14

PART II Other Information

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	15

SIGNATURE	16

PART I – FINANCIAL INFORMATION

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2010	2009
Current Assets:
Cash	$4,952	$1,362
Accounts Receivable	-	-
Total Current Assets	4,952	1,362

Equipment	93,332	93,332
Less: Accumulated Depreciation	(70,956)	(61,938)
Total Equipment	22,376	31,394

Total Assets	$27,328	$32,756

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$9,937	$3,942
Total Liabilities	9,937	3,942

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,978,348 and 3,808,348 shares issued
and outstanding at September 30, 2010 and
December 31, 2009	3,978	3,808
Additional Paid-in-Capital	326,357	301,027
Accumulated Deficit	(312,944)	(276,021)
Total Stockholders' Equity	17,391	28,814

Total Liabilities and Stockholders' Equity	$27,328	$32,756

See accompanying notes to consolidated condensed financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$-	$-	$2,400	$2,620
Cost of Goods Sold	416	1,360	1,459	3,307
Gross Profit	(416)	(1,360)	941	(687)

Expenses:
General and Administrative (Note 4)	7,020	2,703	28,846	36,601
Depreciation	3,006	3,006	9,018	9,018

Total Operating Expenses	10,026	5,709	37,864	45,619

Other Income and Expenses:
Interest Income	-	-	-	-
Total Other Income and Expenses	-	-	-	-

Net Loss	$(10,442)	$(7,069)	$(36,923)	$(46,306)

Weighted Average Common Shares Outstanding (Basic and Diluted)	3,978,348	3,808,348	3,922,927	3,308,348
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to consolidated condensed financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net (Loss)	$(36,923)	$(46,306)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	9,018	9,018
Changes in current assets and liabilities:
Accounts receivable	-	-
Accrued expenses	5,995	1,342

Net cash (Used by) Operating Activities	(21,910)	(35,946)

Cash Flows from Investing Activities	-	-

Net cash (Used by) Investing Activities	-	-

Cash Flows from Financing Activities:
Common stock issued for Cash	25,500	-
Net cash Provided by Financing Activities	25,500	-

Net (Decrease) Increase in Cash	3,590	(35,946)

Cash at Beginning of Period	1,362	42,624

Cash at End of Period	$4,952	$6,678

Cash paid for:

Interest	$-	$-
Taxes	-	-

See accompanying notes to consolidated condensed financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of September 30, 2010, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of September 30, 2010 and December 31, 2009, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations.  The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $9,018 and $9,018, respectively.

CASTWELL PRECAST CORP. AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010 and December 31, 2009, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On September 30, 2010, the Company had a net operating loss available for carry forward of $312,944.  The tax benefit of approximately $109,530 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2025.

BASIS OF PRESENTATION

These consolidated condensed financial statements reflect all adjustments that in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.  All adjustments are of a normal recurring nature, unless otherwise disclosed.  The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of September 30, 2010. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

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

As of September 30, 2010 the Company had zero shares of preferred stock outstanding and 3,978,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2010, general and administrative expenses consisted of the following:

Office	$37
Legal/Professional	3,125
Auto	358
Contract Labor	3,500
$7,020

For the three months ended September 30, 2009, general and administrative expenses consisted of the following:

Office	$47
Legal/Professional	1,772
Auto	129
Insurance	623
Utilities	132
$2,703

For the nine months ended September 30, 2010, general and administrative expenses consisted of the following:

Office	$524
Legal/Professional	18,781
Auto	1,381
Taxes/Licenses	160
Contract Labor	8,000
$28,846

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
$36,601

NOTE 5 – GOING CONCERN

The Company incurred a net loss of $10,442 for the three months ended September 30, 2010 and has an accumulated deficit of $312,944 as of September 30, 2010.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 12, 2010, which is the date the financial statements were issued.

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

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis.  We originally paid rent for such facility in the amount of $500 per month plus our share of utilities, however the rent was subsequently reduced to $400 per month.  The landlord has forgiven the rent for certain months during the first nine months of 2010 as a result of the downturn in our business.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor.  To date, we have not operated on a profitable basis.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

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

We had no revenues during the three months ended September 30, 2010 or the three months ended September 30, 2009.  The lack of revenues is attributable to a complete lack of product sales during such quarters as result of the troubled housing market and the decrease in the construction of new homes.  For the three months ended September 30, 2010, our gross loss was $416 compared to a gross loss of $1,360 for the three months ended September 30, 2009, a decrease of $944.  The decrease is attributable to the $944 decrease in costs of goods sold during the third quarter of 2010.

During the third quarter of 2010 our total operating expenses were $10,026 compared to operating expenses of $5,709 for the third quarter of 2009, an increase of $4,317 or 75.6%.  The increase is primarily attributable to a $1,353 increase in professional and legal fees and a $3,500 increase in contract labor.

During the three months ended September 30, 2010, our net loss was $10,442 compared to a net loss of $7,069 for the three months ended September 30, 2009.  The $3,373 increase in net loss was primarily attributable to the $4,317 increase in operating expenses which was partially offset by the $944 decrease in gross loss discussed above.

Nine months Ended September 30, 2010 Compared to Nine months Ended September 30, 2009

During the nine months ended September 30, 2010, our revenues were $2,400 compared to revenues of $2,620 for the nine months ended September 30, 2009, a decrease of $220.  Revenues in both years were depressed as a result of the troubled housing market and the decrease in the construction of new homes.  For the nine months ended September 30, 2010, our gross profit was $941 or 39.2% of revenues compared to a gross loss for the nine months ended September 30, 2009 of $687, an increase of $1,628 or 238%.  The increase is primarily attributable to an $1,848 reduction in costs of goods sold during the first nine months of 2010 slightly offset by the $220 decrease in revenues.

During the nine months ended September 30, 2010 our total operating expenses were $37,864 compared to operating expenses of $45,619 for the first nine months of 2009, a decrease of $7,755 or 17%.  The decrease is primarily attributable to a $4,326 decrease in payroll, a $7,477 reduction in professional and legal fees and a $2,000 reduction in rent, which was partially offset by an $8,000 increase in contract labor.

During the nine months ended September 30, 2010, our net loss was $36,923 compared to a net loss of $46,306 for the nine months ended September 30, 2009, a decrease of $9,383, or 20.3%.  The decrease in net loss was primarily attributable to the $7,775 decrease in total operating expenses and the $1,848 decrease in costs of goods sold discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of September 30, 2010, we had current assets in the form cash in the amount of $4,952 and current liabilities of $9,937, which resulted in a working capital deficit of $4,985.  As of December 31, 2009, we had cash in the amount of $1,362 and current liabilities of $3,942, which resulted in a working capital deficit of $2,580.

As indicated in the footnotes to our financial statements, we incurred a net loss of $10,442 for the three months ended September 30, 2010 and we have an accumulated deficit of $312,944 as of September 30, 2010.  In addition, we had no revenues for the three months ended September 30, 2010.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2009, we did not have sufficient resources to permit us to continue our operations and we were dependent on the receipt of additional debt or equity funding.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital, which allowed us to continue our operations through September 30, 2010.  However, as of September 30, 2010 we have a working capital deficit of $4,985 and we are dependent on the receipt of additional debt or equity capital in order to continue our operations.  We have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.

Management’s plans to overcome the Company’s working capital deficit, negative cash flows from operating activities and recurring operating losses include increased marketing activity in an attempt to increase the Company’s sales of window wells in connection with remodels as opposed to new construction, an attempt to identify other sources of revenue to provide the Company with cash flow pending the recovery of the housing market, and the reduction of operating expenses.  To date such efforts have not been successful, the Company has been unable to stem its history of operating losses and its capital has been exhausted.  As a result, the Company, will be required to seek additional debt or equity funding in order to continue its operations.  The Company has not entered into any agreements or arrangement with regard to the provision of such additional funding and no assurances can be given that such funding will be available to the Company.

Cash Flows

Operating Activities

Net cash used by operating activities was $21,910 for the nine months ended September 30, 2010 resulting primarily from the net loss of $36,923 partially offset by $9,018 in depreciation expense and a $5,995 increase in accrued expenses.  Net cash used by operating activities was $35,946 during the nine months ended September 30, 2009 resulting primarily from the net loss of $46,306 partially offset by $9,018 in depreciation expense and a $1,342 increase in accrued expenses.

Investing Activities

There was no net cash used by or provided by investing activities during the nine months ended September 30, 2010 or 2009.

Financing Activities

Net cash provided by financing activities was $25,500 during the nine months ended September 30, 2010 as a result of our sale of 170,000 shares of our common stock during March 2010.  Net cash provided by financing activities was $0 during the nine months ended September 30, 2009.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2010 and December 31, 2009, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at September 30, 2010 and December 31, 2009 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the nine months ended September 30, 2010 and 2009 was $9,018 and $9,018, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010 and December 31, 2009, the Company did not have any dilutive common stock equivalents.

Income Taxes

On September 30, 2010, the Company had a net operating loss available for carry forward of $312,944. The tax benefit of approximately $109,530 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2025.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Castwell Precast Corporation

Date: November 12, 2010	By /s/ Jason Haislip
Jason Haislip
President and Treasurer
(Principal Executive and Financial Officer)