Form 10-K
period 2010-12-31
Castwell Precast Corp
filed 2011-03-31
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

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

(Issuer’s telephone number, including area code) (801) 599-5443

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☒   No ☐

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

 As of June 30, 2010, based on the $0.15 price at which the common equity was sold in the registrant’s registered offering in 2008, the aggregate market value of the 1,122,140 shares held by non-affiliates was approximately $168,321.

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

As of March 22, 2011, there were 3,978,348 shares of the issuer’s common stock outstanding.
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

Manufacturing

Our window wells are manufactured at a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We currently use five molds to manufacture window wells in five different dimensions.  Each mold is constructed of two pieces of heavy steel which are pinned together to permit pouring of the concrete and are separated when the concrete has hardened so the finished window wells can be removed.  One side of the mold is lined with a sculptured rubber mat that creates the appearance of natural stone on that side of the mold.  The manufacturing process is a simple one that involves assembling the molds, placing wire mesh, steel and the attaching bolts in the molds, filling the molds with concrete, and disassembling the molds after the concrete has hardened.  We purchase our concrete from third party cement plants who deliver the concrete in cement trucks capable of pouring it directly into our molds.   We purchase the wire mesh, steel and bolt components from local suppliers and believe all of such supplies are readily available from a variety of sources.  Once the window wells have been removed from the molds, they are moved and stacked by forklift to await delivery.  Since we work a maximum of one shift per day, we cannot pour cement more than once per day and our current capacity is limited to a maximum of five window wells per day or twenty-five per week.

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

Employees and Consultants

We have no outside employees and we are dependent on our officers for their continued service to operate our business.  The loss of our officers, particularly our president/treasurer, would have a material adverse impact on our business and there is no assurance that we could locate qualified replacements.  We have not entered into employment agreements with our officers and we do not carry “key man” life insurance on their lives.

Facilities

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement.  We paid no rent for the use of such facility during 2010.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

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

Our annual audited financial statements contain a going concern qualification indicating that we do not have the necessary working capital for our planned activity and stating that this raises doubts about our ability to continue as a going concern.  We incurred net operating losses of $44,447 and $56,278 for the years ended December 31, 2010 and 2009, respectively, and we had an accumulated deficit of $320,468 as of December 31, 2010.  We have not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that we will be able to obtain the additional debt or equity capital required in order to continue our operations.

We were incorporated in March 2005, have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We were incorporated on March 25, 2005.  We incurred a net loss of $61,209 for the approximately nine months ended December 31, 2005, a net loss of $8,700 for the fiscal year ended December 31, 2006, a net loss of $51,173 for the fiscal year ended December 31, 2007, a net loss of $98,661 for the year ended December 31, 2008, a net loss of $56,278 for the year ended December 31, 2009, and a net loss of $44,447 for the year ended December 31, 2010.  There can be no assurance that we will be able to operate at a profit in the future.

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

We are dependent on our officers to operate our business and the loss of any of such persons would have an adverse impact on our operations until such time as they could be replaced, if they could be replaced.  We do not have employment agreements with our officers and we do not carry key man life insurance on their lives.  (See “Management.”)

There is currently no established trading market for our stock and there is no assurance that any market will develop in the future, which means a purchaser of our shares may not be able to resell the shares in the future.

Although our stock is included for quotation on the OTC Bulletin Board, there are currently no published quotations and there is no active trading market for our stock, and there can be no assurance that an active or liquid trading market for our stock will develop in the future. As a result, the acquisition of our common stock must be considered an “illiquid” investment and a purchaser may not be able to resell the shares in the future.  (See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”)

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

Our officers and directors own a majority of our issued and outstanding shares and other stockholders  have little or no ability to elect directors or influence corporate matters

As of March 22, 2011, our officers and directors were the beneficial owners of approximately 54% of our issued and outstanding shares of common stock.  Such persons will able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Principal Stockholders.”)

All shares previously sold by us without registration are currently eligible for sale under Rule 144, which may have an adverse impact on any trading market that may develop for our common stock.

Substantially all of the 2,978,348 issued and outstanding shares of our common stock that were issued without registration were issued more than one year ago and are currently eligible for resale pursuant to Rule 144 adopted under the Securities Act.  As a result, non-affiliates are able to sell their shares in any market for our common stock without limitation.  For stockholders who are “affiliates” of the Company, which generally includes officers, directors and 10% or greater stockholders, Rule 144 generally requires that they not make any sales unless there is publicly available current information about the Company within the meaning of Rule 144, the Company is current in the filing of periodic reports with the SEC, that they file notices on Form 144 with respect to such sales, and that their public sales of restricted securities do not exceed the greater of 1% of the Company’s issued and outstanding shares of common stock or 1% of the average trading volume on a national exchange during the preceding four weeks.  The possibility of sales under Rule 144 may, in the future, have a depressive effect on the price of the Company’s securities in any market which may develop.  The 2,150,000 shares of the Company’s common stock held by Amie Coleman and Jason T. Haislip are also subject to the requirements of a Promotional Shares Lock-In Agreement with the Company and such persons are required to sell their shares in accordance with the requirements of such agreement until such time as it has terminated.  (See “Certain Relationships and Related Transactions: Promotional Shares Lock-In Agreement.”)

Item 2.  Properties.

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement and we paid no rent for the use of such facility during 2010.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings and, to our knowledge, no such legal proceedings have been threatened against us.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In December, 2008, the Company's common stock became included on the OTC Bulletin Board under the symbol "CPXE."  However, there currently are no published quotations and there is no active trading market for the Company's stock.  There can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

On March 22, 2011, there were no published bid or asked quotations for the Company’s common stock on the OTC Bulletin Board.

At March 22, 2011, there were approximately 62 holders of record of the Company's common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

During our 2010 fiscal year, we sold 170,000 shares of our common stock to two accredited investors for aggregate proceeds of $25,500. The investors represented that they were “accredited investors” as defined in Rule 501 of Regulation D.  No underwriter was involved in any of the foregoing transactions and the shares were sold by the Company directly to the investors.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The shares were sold without general advertising or solicitation, the purchasers acknowledged that they were purchasing restricted securities which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing  the shares were imprinted with the usual and customary restricted stock legend.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2010 fiscal year.

Item 6.  Selected Financial Data

Not applicable. The Company is a "smaller reporting company."

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward Looking Statements” and “Item 1A. Risk Factors.”)

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells.  On April 4, 2008, we completed the sale of 1,000,000 shares of common stock pursuant to a registration statement on Form SB-2 from which we received gross proceeds of $150,000 before deducting the costs of the offering.  Although we have not yet operated on a profitable basis, the proceeds received from such offering were sufficient to sustain our operations through December 31, 2009.  During March, 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital and as of December 31, 2010 such additional funds had been exhausted.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement and we paid no rent for the use of such facility during 2010.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor.  To date, we have not operated on a profitable basis.

2010 Fiscal Year Compared to 2009 Fiscal Year

As discussed below, the housing crisis and the related drop in new residential construction have drastically reduced the demand for our products and have had a material adverse effect on our business and financial condition.  If the housing crisis continues, our losses will increase and we will be forced to either obtain additional debt or equity capital or to cease operations.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 to provide the Company with additional working capital and as of December 31, 2010 such additional funds had been exhausted.  Except for the foregoing, we have not entered into any agreement or arrangement for the provision of additional debt or equity funding and no assurance can be given that such funding would be available to us on acceptable terms or at all.

During the year ended December 31, 2010, our revenues were $2,400 compared to revenues of $2,620 for the year ended December 31, 2009, a decrease of $220 or 8.4%.  The decrease is primarily attributable to reduced product sales during 2010 as result of the continuing housing crisis and the precipitous decrease in the construction of new homes.  During 2010, our gross profit was $941compared to a gross loss for the 2009 fiscal year of $687, an increase of $1,628.

During the year ended December 31, 2010, our total operating expenses were $45,388, which was lower than our operating expenses of $55,591 for the year ended December 31, 2009.  The $10,203 decrease in operating expenses from 2009 to 2010 is primarily attributable to reductions in payroll ($4,326), legal/professional fees ($9,359) and rent ($2,210), partially offset by an increase in contract labor ($8,000).

During the year ended December 31, 2010, our net loss was $44,447 compared to a net loss of $56,278 for the year ended December 31, 2009.  The $11,831decrease in net loss from 2009 to 2010 was primarily attributable to the $1,628 increase in gross profit discussed above and the $10,203 reduction in total operating expenses.

Liquidity and Capital Resources

On a consolidated basis, as of December 31, 2010, we had current assets in the form of cash in the amount of $4,247 and current liabilities of $13,750, which resulted in a working capital deficit of $9,503.  As of December 31, 2009, we had cash in the amount of $1,362 and current liabilities of $3,942, which resulted in working capital of $2,580.  The decrease in working capital from December 31, 2009 to December 31, 2010 is the result of our operating loss during such period and the payment of expenses and accounts payable which more than offset the proceeds we received from the sale of our common stock in March 2010.

As indicated in Note 5 to our financial statements, we incurred a net operating loss of $44,447 for the year ended December 31, 2010 and we have an accumulated deficit of $320,468 as of December 31, 2010.  In addition, we had only $2,400 in revenues for the year ended December 31, 2010.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2010, we did not have sufficient resources to permit us to continue our business plan and conduct our operations for the next six months and we were dependent on the receipt of additional debt or equity funding in order to continue our operations.  We have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.

Cash Flows

Operating Activities

Net cash used by operating activities was $22,615 for the 2010 fiscal year resulting primarily from the net loss of $44,447 partially offset by $12,024 in depreciation and an increase in accrued expenses of $9,808.  Net cash used by operating activities was $41,262 during the 2009 fiscal year resulting primarily from the net loss of $56,278 partially offset by $12,024 in depreciation.

Investing Activities

Net cash used by investing activities was $0 in 2010 and 2009.

Financing Activities

Net cash provided by financing activities was $25,500 in 2010 compared to $0 in 2009 as a result of our receipt of $25,500 in proceeds from the private sales of our common stock during 2010.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2010 and 2009, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at December 31, 2010 and 2009 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the years ended December 31, 2010 and 2009 was $12,024 and $12,024, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010 and 2009, the Company did not have any dilutive common stock equivalents.

Income Taxes

On December 31, 2010, the Company had a net operating loss available for carry forward of $320,468. The tax benefit of approximately $112,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2026.

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

Not applicable. The Company is a "smaller reporting company."

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Consolidated Financial Statements, December 31, 2010
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets, December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009.
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial office, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2010, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2010 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our President and Treasurer, who serves as our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of President and Treasurer concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective.

In conducting its evaluation, our President and Treasurer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  The President and Treasurer believes the weakness is mitigated by the limited number of transactions each year and the engagement of an outside certified public accounting firm to assist us with period end financial disclosure and reporting processes and the preparation of quarterly financial statements.  As such, our President and Treasurer does not believe the weakness has a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the weakness constitutes a material weakness such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Jason Haislip	37	2011	President, Treasurer and Director
Amie Coleman	28	2011	Secretary and Director
Duane J. Smith	52	2011	Vice President and Director
________________________
Certain biographical information with respect to our officers and directors is set forth below.

Jason T. Haislip, is a founder and principal stockholder of the Company and has served as president from January 10, 2008 to the present, as secretary from March 2005 through January 10, 2008 and as treasurer and a director of the Company since its inception in March 2005.  From November 2008 to the present, Mr. Haislip has also been employed by L.N. Curtis & Sons Sales as a sales representative for firefighting equipment.  From March 2000 through April 2005, Mr. Haislip was employed by L.N. Curtis & Sons Sales in a similar capacity.  The board believes Mr. Haislip is qualified to serve as a director of the Company due to his extensive knowledge of the Company as a result of his status as a founder and his knowledge of the window well industry.

Amie Coleman, is a founder and principal stockholder of the Company who has served as secretary and a director of the Company since January 10, 2008.  The board believes Ms. Coleman is qualified to serve as a director due to her extensive knowledge of the Company as a result of her status as a founder.  Ms. Coleman is and has since November 2004, been self-employed as a hair stylist.  Since 2008, she has also been engaged on a part-time basis as a certified Pilates instructor at Poise and Strength Pilates.  From approximately 2005 through 2008, she was employed by Salon Juliano where she completed an apprenticeship to be a licensed cosmetologist.

Duane J. Smith, was appointed as vice president and a director of the Company on January 10, 2008.  Mr. Smith is also self-employed as a licensed general contractor and ranch foreman.  From approximately January 2000 through January 2009, Mr. Smith was also the president and owner of Day & Night Glass, a commercial and residential glass company.  The board believes Mr. Smith is qualified to serve as a director of the Company due to his experience as a general contractor and his knowledge of the construction industry.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2010, but the directors met during 2010 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

Communications with Directors

Shareholders may communicate with the Board of Directors or any individual director by sending written communications addressed to the Board of Directors, or any individual director, to: Castwell Precast Corporation, Attention: Corporate Secretary, 5641 South Magic Drive, Murray, Utah 84107.  All communications will be compiled by the corporate secretary and forwarded to the Board of Directors or any individual director, as appropriate. In order to facilitate a response to any such communication, the Company’s Board of Directors suggests, but does not require, that any such submission include the name and contact information of the shareholder submitting the communication.

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

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our chief executive officer in all capacities for the fiscal years ended December 31, 2010 and 2009. No executive officer of the Company received total annual compensation in excess of $100,000 per year during the 2010 or 2009 fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jason T. Haislip	2010	$ 0	-	-	-	-	-	$ 0
President(1)	2009	$ 3,347	-	-	-	-	-	$ 3,347

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

Officer Compensation

The compensation for our officers is determined by our board of directors based on management’s recommendations.  Jason Haislip, president and director, and Duane Smith, vice president and director, participate in the determination of management compensation.  As a result of the downturn in the Company’s business, in early 2009, Mr. Haislip agreed to serve without compensation pending an increase in revenues from operations or our receipt of additional financing and Mr. Smith agreed to serve on a contract basis based on time devoted to the Company’s affairs. We will continue to reimburse our officers for reasonable costs and expenses incurred by them in connection with our business.  We may pay additional compensation to our officers in the future, including medical insurance and retirement benefits and increases in compensation, if justified based on the growth of our business and the time such persons are required to devote to our business.  We have not entered into an employment agreement with any of our officers.

Director Compensation

Our directors do not currently receive any compensation for serving in their capacity as directors.  For the year ended 2010, the Company paid Duane Smith, who is also an officer of the Company, $8,000 for services provided to the Company.  Mr. Smith, the landlord of our manufacturing facility did not charge the Company rent for such facility during 2010 as a result of the downturn in our business.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 22, 2011, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date, there were 3,978,348 issued and outstanding shares of our common stock.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership

Principal Stockholders
Common Stock	Cambria Investment Fund, L.P. (2) 2321 Rosecrans Ave. Suite 4270 El Segundo, CA 90245	251,875	6.3%
Common Stock	Steven Timmins 471 Meadow House Lane Hoytsville, UT 84017	200,000	5.0%
Common Stock	Michael Vanderhoof(3) P.O. Box 715 Oakley, UT 84055	736,278	18.5%
Officers and Directors
Common Stock	Amie Coleman	1,450,000	36.4%
Common Stock	Jason T. Haislip	700,000	17.6%
Common Stock	Duane J. Smith	0	-
Common Stock	All Executive Officers
	And Directors as a Group (Three Persons)	2,150,000	54.0%
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
(3) Includes 406,473 shares of which Mr. Vanderhoof is the record and beneficial owner, 77,930 shares owned of record by his spouse, and 151,875 shares and 100,000 presently exercisable common stock purchase warrants owned of record by Cambria Investment Fund, L.P., with respect to which Mr. Vanderhoof may be deemed to share investment and dispositive power as a result of his status as a manager of the general partner of Cambria Investment Fund, L.P. The shares of common stock underlying the warrants are deemed to be outstanding shares for the purpose of computing the stockholder’s percentage ownership.

Item 13.  Certain Relationships and Related Transactions

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Office and Manufacturing Space

Our executive offices are located at the residence of our president and we pay no rent for the use of such space.  We reimburse our president for actual out-of-pocket costs incurred on our behalf for paper, copies, long distance telephone charges and similar items used in connection with our operations.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement.  We did not pay rent for the use of such space during 2010.

Payments to Vice President

For the year ended December 31, 2010, the Company made payments to Duane Smith, its vice president, of $8,000 for services provided to the Company.

Promotional Shares Lock-In Agreement

In accordance with requirements imposed by the Utah Securities Division with regard to the Company’s initial public offering, the Company entered into that certain Promotional Shares Lock-In Agreement (the “Lock-In Agreement”) dated as of December 5, 2007, with Jason Haislip and Mathew Martindale, then officers, directors and principal stockholders of the Company, and Amie Coleman, then the spouse of Mathew Martindale and a principal stockholder of the Company (collectively, the “Lock-In Holders”).  The Lock-In Agreement generally provides that while the Lock-In Agreement is in effect, the Lock-In Holders will not sell, transfer, hypothecate or otherwise dispose of an aggregate of 2,150,000 shares of the Company’s common stock held by them except: (a) by will, the laws of descent and distribution, the operation of law or by court order; (b) the hypothecation by the estate of a deceased Lock-In Holder to pay the expenses of the deceased person’s estate; and (c) by gift to the Lock-In Holder’s family members as long as the Promotional Shares remain subject to the terms of the Lock-In Agreement.  The Promotional Shares will be released from the requirements of the Lock-In Agreement as follows: (a) beginning two years after the completion date of the Offering, 2 ½ % of the Promotional Shares may be released each quarter on a pro rata basis and on the fourth anniversary of the Offering all remaining Promotional Shares shall be released; and (b) notwithstanding the foregoing, all of the Promotional Shares shall be released from the Lock-In Agreement upon the occurrence of one of the following events: (i) the Offering is terminated and either no securities were sold in the Offering or the proceeds received from investors from the sale of securities in the Offering have been returned to the investors; (ii) the Offering did not qualify for registration with the Utah Securities Division; (iii) the Company’s common stock is quoted on the OTC Bulletin Board (or any successor thereto having substantially the same eligibility and reporting requirements) and the bid price for such stock posted by non-affiliated market makers is equal to or greater than the $0.15 offering price for the Offering (as adjusted for stock splits, stock dividends etc.) for a period of 20 consecutive trading days; or (iv) the Company’s common stock should become a “Covered Security” as defined in Section 18(b)(1) of the Securities Act.  If, during the time the Lock-In Agreement is in effect, the Company enters into any merger, reorganization, liquidation, dissolution or other transaction or proceeding with a person who is not a promoter of the Company that results in a distribution of the Company’s assets or securities, then: (a) all holders of the Company’s equity securities will initially share on a pro rata, per share basis in the distribution, in proportion to the amount of cash or other consideration that they paid per share for their equity securities (provided that the Utah Securities Division has accepted the value of the other consideration), until the stockholders who purchased the Company’s equity securities in the Offering (the “Public Stockholders”) have received, or have had irrevocably set aside for them, an amount that is equal to one hundred percent (100%) of the offering price per share times the number of shares of equity securities they purchased in the Offering and which they still hold at the time of the distribution, as adjusted for stock splits, stock dividends recapitalizations and the like; (b) after such distribution, all holders of the Company’s equity securities will participate on an equal, per share basis times the number of shares of equity securities they held at the time of the distribution, adjusted for stock splits, stock dividends, recapitalizations and the like; and (c) a distribution may proceed on lesser terms and conditions than the terms and conditions stated above if a majority of the equity securities that are not held by promoters, or their associates or affiliates, vote, or consent by consent procedure to approve the lesser terms and conditions at a special meeting called for that specific purpose. If the Company enters into any merger, reorganization, liquidation, dissolution or other transaction or proceeding with a promoter that results in a distribution while this Agreement remains in effect, the Promotional Shares will remain subject to the terms of the Lock-In Agreement.  At the time the Lock-In Agreement was executed, 1,300,000 of the Promotional Shares were owned jointly by Mathew Martindale and Amie Coleman.  In January 2008, Mr. Martindale conveyed all his interest in such shares to Amie Coleman and the shares remained subject to the Lock-In Agreement.

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

Item 14.  Principal Accountant Fees and Services

Madsen & Associates CPA’s Inc. served as the Company’s independent accountants for the fiscal years ended December 31, 2010 and 2009.

During the fiscal years ended December 31, 2010 and December 31, 2009, fees for services provided by Madsen & Associates CPA’s, Inc. were as follows:

	Year Ended
	December 31,
	2010	2009
Audit Fees	$11,500	$11,500
Audit-Related Fees	-	-
Tax Fees	375	375
All Other Fees	-	-
Total	$11,875	$11,875

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

                   CASTWELL PRECAST CORPORATION
                   (Registrant)

Dated: March 31, 2011                                                                           By /s/ Jason T. Haislip
                          Jason T. Haislip, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2011                                                                            /s/ Jason T. Haislip
                          Jason T. Haislip
                                                                                                                   President, Treasurer and Director
                                                                                                                   (Principal Executive and Accounting Officer)

Dated: March 31, 2011                                                                           /s/ Amie Coleman
                          Amie Coleman
                                                                                                                  Secretary and Director

Dated: March 31, 2011                                                                            /s/ Duane Smith
                        Duane Smith
                                                                                                                   Vice President and Director

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONTENTS
PAGE

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets, December 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the years ended
December 31, 2010 and 2009	F-5

Consolidated Statements of Stockholders’ Equity for the years
ended December 31, 2010 and 2009	F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2010 and 2009	F-7

Notes to Consolidated Financial Statements	F-8 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Castwell Precast Corp. and Subsidiary

We have audited the accompanying consolidated balance sheets of Castwell Precast Corp. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2010.  Castwell Precast Corp. and Subsidiary’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Castwell Precast Corp. and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.
Salt Lake City, Utah
March 31, 2011

F-3

Castwell Precast Corp. and Subsidiary
Consolidated Balance Sheet

	December 31,	December 31,
ASSETS	2010	2009
Current Assets:
Cash	$4,247	$1,362
Total Current Assets	4,247	1,362

Equipment	93,332	93,332
Less: Accumulated Depreciation	(73,962)	(61,938)
Total Equipment	19,370	31,394

Total Assets	$23,617	$32,756

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$13,750	$3,942
Total Liabilities	13,750	3,942

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,978,348 and 3,808,348 shares issued
and outstanding at December 31, 2010 & 2009	3,978	3,808
Additional Paid-in-Capital	326,357	301,027
Accumulated Deficit	(320,468)	(276,021)
Total Stockholders' Equity	9,867	28,814

Total Liabilities and Stockholders' Equity	$23,617	$32,756

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Operations

	December 31,	December 31,
	2010	2009

Revenues	$2,400	$2,620
Cost of Goods Sold	1,459	3,307
Gross Profit	941	(687)

Operating Expenses:
General and Administrative (Note 4)	33,364	43,567
Depreciation	12,024	12,024

Total Operating Expenses	45,388	55,591

Net Loss	$(44,447)	$(56,278)

Weighted Average Common Shares Outstanding – Basic and Diluted	3,938,074	3,808,348
Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements Of Stockholders' Equity

	Preferred	Preferred	Common	Common
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of January 1, 2009	-	$-	3,808,348	$3,808	$301,027	$(219,743)	$85,092

Net (loss) for the year ended December 31, 2009	-	-	-	-	-	(56,278)	(56,278)

Balances as of December 31, 2009	-	-	3,808,348	3,808	301,027	(276,021)	28,814

Sale of common stock; March 25, 2010	-	-	100,000	100	14,900	-	15,000

Sale of common stock; March 31, 2010	-	-	70,000	70	10,430	-	10,500

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	(44,447)	(44,447)

Balances as of December 31, 2010	-	$-	3,978,348	$3,978	$326,357	$(320,468)	$9,867

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary
Consolidated Statements of Cash Flows

	December 31,	December 31,
	2010	2009
Cash Flows from Operating Activities:
Net (Loss)	$(44,447)	$(56,278)

Adjustments to reconcile net loss to net cash
(Used by) operating activities:
Depreciation	12,024	12,024
Changes in current assets and liabilities:
Accounts receivable		550
Accrued expenses	9,808	2,442

Net cash (Used by) Operating Activities	(22,615)	(41,262)

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	-
Purchase of equipment	-	-

Net cash (Used by) Investing Activities	-	-

Cash Flows from Financing Activities:
Common stock issued for Cash	25,500	-
Net cash Provided by Financing Activities	25,500	-

Net (Decrease) Increase in Cash	2,885	(41,262)

Cash at Beginning of Period	1,362	42,624

Cash at End of Period	$4,247	$1,362

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of December 31, 2010, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of December 31, 2010 and 2009, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at December 31, 2010 and 2009 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations.  The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the years ended December 31, 2010 and 2009 was $12,024 and $12,024, respectively.

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with ASC Topic 260, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2010 and 2009, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On December 31, 2010, the Company had a net operating loss available for carry forward of $320,468. The tax benefit of approximately $112,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2026.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of December 31, 2010. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

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

As of December 31, 2010 the Company had zero shares of preferred stock outstanding and 3,978,348 shares of common stock outstanding.

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the year ended December 31, 2010, general and administrative expenses consisted of the following:

Office	$554
Legal/Professional	22,906
Auto	1,744
Taxes/Licenses	160
Contract Labor	8,000
$33,364

For the year ended December 31, 2009, general and administrative expenses consisted of the following:

Office	$826
Legal/Professional	32,265
Supplies	631
Auto	1,837
Insurance	623
Taxes/Licenses	362
Payroll	4,326
Rent	2,210
Utilities	487
$43,567

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $44,447 and $56,278 for the years ended December 31, 2010 and 2009 and has an accumulated deficit of $320,968 as of December 31, 2010.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

For the year ended December 31, 2010, the Company made payments to its vice president of $8,000 for services provided to the Company.