Form 10-Q
period 2011-03-31
Castwell Precast Corp
filed 2011-05-16
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2011

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
Yes  ☐    No ☒

As of May 7, 2011, the issuer had outstanding 4,045,015 shares of common stock, par value $0.001.

CASTWELL PRECAST CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
ASSETS	2011	2010
Current Assets:
Cash	$ 2,108	$ 4,247
Total Current Assets	2,108	4,247

Equipment	93,332	93,332
Less: Accumulated Depreciation	(76,968)	(73,962)
Total Equipment	16,364	19,370

Total Assets	$ 18,472	$ 23,617

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$ 28,650	$ 13,750
Total Liabilities	28,650	13,750

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 3,978,348 shares issued and
outstanding at March 31, 2011 and December 31, 2010	3,978	3,978
Additional Paid-in-Capital	326,357	326,357
Accumulated Deficit	(340,513)	(320,468)
Total Stockholders' Equity	(10,178)	9,867

Total Liabilities and Stockholders' Equity	$ 18,472	$ 23,617

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended
	March 31,
	2011	2010

Revenues	$ -	$ -
Cost of Goods Sold	-	-
Gross Profit	-	-

Expenses:
General and Administrative (Note 4)	17,039	12,082
Depreciation	3,006	3,006

Total Operating Expenses	20,045	15,088

Net Loss	$ (20,045)	$ (15,088)

Weighted Average Common Shares Outstanding (Basic and Diluted)	3,978,348	3,816,904
Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$ (20,045)	$ (15,088)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	3,006	3,006
Changes in current assets and liabilities:
Accrued expenses	14,900	11,283
Net cash (Used by) Operating Activities	(2,139)	(799)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities:
Common stock issued for Cash	-	25,500
Net cash Provided by Financing Activities	-	25,500

Net (Decrease) Increase in Cash	(2,139)	24,701

Cash at Beginning of Period	4,247	1,362

Cash at End of Period	$ 2,108	$ 26,063

Cash paid for:

Interest	$ -	$ -
Taxes	-	-

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

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of March 31, 2011, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of March 31, 2011 and December 31, 2010, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations.  The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the three months ended March 31, 2011 and 2010 was $3,006 and $3,006, respectively.

CASTWELL PRECAST CORP. AND SUBSIDIARY
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2011 and December 31, 2010, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On March 31, 2011, the Company had a net operating loss available for carry forward of $340,513.  The tax benefit of approximately $119,179 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2026.

BASIS OF PRESENTATION

These consolidated condensed financial statements reflect all adjustments that in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.  All adjustments are of a normal recurring nature, unless otherwise disclosed.  The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of March 31, 2011. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

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

As of March 31, 2011 the Company had zero shares of preferred stock outstanding and 3,978,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three month period ended March 31, 2011, general and administrative expenses consisted of the following:

Office	$82
Legal/Professional	15,796
Auto	485
Licenses	465
Sales Tax	211

$17,039

For the three month period ended March 31, 2010, general and administrative expenses consisted of the following:

Office	$331
Legal/Professional	11,295
Auto	437
Payroll	19

$12,082

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $20,045 and $15,088 for the three month periods ended March 31, 2011 and 2010 and has an accumulated deficit of $340,513 as of March 31, 2011.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CASTWELL PRECAST CORP. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – GOING CONCERN - CONTINUED

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

NOTE 6 – SUBSEQUENT EVENTS

On April 1, 2011, the Company completed the sale of 66,667 shares of its common stock to an accredited investor.  The sale price was set at $0.15 per share and the Company received gross proceeds of $10,000.

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

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells.  On April 4, 2008, we completed the sale of 1,000,000 shares of common stock pursuant to a registration statement on Form SB-2 from which we received gross proceeds of $150,000 before deducting the costs of the offering.  In order to provide the Company with additional working capital, during March 2010 we sold 170,000 shares of our common stock $25,500 and during April 2011, subsequent to the end of the first quarter of 2011, we sold 66,667 shares of our common stock for $10,000.  However, the proceeds from such stock sales did not satisfy our working capital requirements and we are dependent on the receipt of additional equity or debt financing in order to continue our operations.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement and we paid no rent for the use of such facility during the first quarter of 2011.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor.  To date, we have not operated on a profitable basis.

First Quarter of 2011 Compared to First Quarter of 2010

As discussed below, the housing crisis and the related drop in new residential construction have substantially reduced the demand for our products and have had a material adverse effect on our business and financial condition.  If the housing crisis continues, we may be unable to resume the generation of product sales, our losses could increase and we could be forced to cease operations.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500 and in April 2011, we sold 66,667 shares of our common stock in a private transaction for $10,000, to provide the Company with additional working capital.  Except for the foregoing, we have not entered into any agreement or arrangement for the provision of additional debt or equity funding and no assurance can be given that such funding would be available to us on terms acceptable to us or at all.

We did not generate any revenues during the first fiscal quarter of 2011 or 2010.   The lack of revenues during such periods is attributable to a lack of product sales as result of the troubled housing market and the decrease in the construction of new homes.  Our gross profit was $0 for the three months ended March 31, 2010 and March 31, 2010, respectively.  The $0 of gross profit is due to our lack of revenues and costs of goods sold during the first quarter of 2011 and 2010, respectively.

During the first quarter of 2011 our total operating expenses were $20,045 compared to operating expenses of $15,088 for the first quarter of 2010, an increase of $4,957.  The increase is primarily attributable to an increase in legal and professional fees in connection with the preparation of our annual report on Form 10-K and related audited financial statements during the first quarter of 2011 as compared to 2010.

During the three months ended March 31, 2011, our net loss was $20,045 compared to a net loss of $15,088 for the three months ended March 31, 2010.

Liquidity and Capital Resources

On a consolidated basis, as of March 31, 2011, we had current assets in the form cash in the amount of $2,108 and current liabilities in the form of accrued expenses of $28,650, which resulted in a working capital deficit of $26,542.  As of December 31, 2010, we had cash in the amount of $4,247 and current liabilities of $13,750, which resulted in a working capital deficit of $9,503.  The $17,039 increase in our working capital deficit from December 31, 2010 to March 31, 2011 is primarily the result of general and administrative expenses incurred during the first quarter of 2011.

As indicated in Note 5 to our financial statements, we incurred net operating losses of $20,045 and $15,088 for the three months ended March 31, 2011 and 2010, respectively, and we have an accumulated deficit of $340,513 as of March 31, 2011.  In addition, we had no revenues for the three months ended March 31, 2011.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At March 31, 2011, we did not have sufficient resources to permit us to continue our operations and we were dependent on the receipt of additional debt or equity funding.  On April 1, 2011, subsequent to the end of the first quarter of 2011, we sold 66,667 shares of our common stock in a private transaction for $10,000, to provide the Company with additional working capital.  However, such funds were not sufficient to satisfy our working capital requirements and we require additional equity or debt financing to continue our operations.  We have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.  As a result of the continued downturn in our business, our president continued to forgo compensation during the first quarter of 2011.

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

Cash Flows

Operating Activities

Net cash used by operating activities was $2,139 for the first quarter of 2011 resulting primarily from the net loss of $20,045 partially offset by $3,006 in depreciation expense and a $14,900 increase in accrued expenses.  Net cash used by operating activities was $799 during the first quarter of 2010 resulting primarily from the net loss of $15,088 partially offset by $3,006 in depreciation expense and an $11,283 increase in accrued expenses.

Investing Activities

There was no net cash used by or provided by investing activities during the first quarter of 2011 or 2010.

Financing Activities

Net cash provided by financing activities was $0 during the first quarter of 2011.  Net cash provided by financing activities was $25,500 during the first quarter of 2010 as a result of our sale of 170,000 shares of our common stock.

Condensed Financial Statements

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying financial statements.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited financial statements.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2011 and December 31, 2010, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at March 31, 2011 and December 31, 2010 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the three months ended March 31, 2011 and 2010 was $3,006 and $3,006, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2011 and December 31, 2010, the Company did not have any dilutive common stock equivalents.

Income Taxes

On March 31, 2011, the Company had a net operating loss available for carry forward of $340,513. The tax benefit of approximately $119,179 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2026.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended March 31, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In conducting an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, our President and Treasurer identified a weakness in the Company’s internal control, which arises from the fact that the Company’s principal executive and principal financial officers are the same person, which does not allow for segregation of duties.  The President and Treasurer believes the weakness is mitigated by the limited number of transactions each year and the engagement of an outside certified public accounting firm to assist us with period end financial disclosure and reporting processes and the preparation of quarterly financial statements.  As such, our President and Treasurer does not believe the weakness has a material effect on the accuracy and completeness of our financial reporting and disclosure as included in this report or that the weakness constitutes a material weakness such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or deterred on a timely basis.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any material pending legal proceedings and, to the best of our knowledge, our properties are not the subject of any such proceedings.

Item 1A.  Risk Factors.

See the risk factors described in Item 1A of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Castwell Precast Corporation

Date: May 16, 2011	By /s/ Jason Haislip
Jason Haislip
President and Treasurer
(Principal Executive and Financial Officer)