Form 10-Q
period 2011-06-30
Castwell Precast Corp
filed 2011-08-15
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes      . No   X  .

(Note: The registrant is a voluntary filer and is not subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934.  Although not subject to these filing requirements, the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months as if it were subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes      . No   X  .

As of August 4, 2011, the issuer had outstanding 4,045,015 shares of common stock, par value $0.001.

CASTWELL PRECAST CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

INDEX

PART I Financial Information

Item 1. Unaudited Consolidated Condensed Financial Statements

Consolidated Condensed Balance Sheets	3
Unaudited Consolidated Condensed Statements of Operations	4
Unaudited Consolidated Condensed Statements of Cash Flows	5
Unaudited Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4T. Controls and Procedures	13

PART II Other Information

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. (Removed and Reserved)	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURE	15

PART I – FINANCIAL INFORMATION

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
ASSETS	2011	2010
Current Assets:
Cash	$6,450	$4,247
Total Current Assets	6,450	4,247

Equipment	93,332	93,332
Less: Accumulated Depreciation	(79,974)	(73,962)
Total Equipment	13,358	19,370

Total Assets	$19,808	$23,617

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$27,300	$13,750
Total Liabilities	27,300	13,750

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares
authorized, 4,045,015 and 3,978,348 shares issued and
outstanding at June 30, 2011 and December 31, 2010,
respectively	4,045	3,978
Additional Paid-in-Capital	336,290	326,357
Accumulated Deficit	(347,827)	(320,468)
Total Stockholders' Equity	(7,492)	9,867

Total Liabilities and Stockholders' Equity	$19,808	$23,617

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$-	$2,400	$-	$2,400
Cost of Goods Sold	-	1,042	-	1,042
Gross Profit	-	1,358	-	1,358

Expenses:
General and Administrative (Note 4)	4,308	9,745	21,347	21,827
Depreciation	3,006	3,006	6,012	6,012

Total Operating Expenses	7,314	12,751	27,359	27,839

Other Income and Expenses:
Interest Income	-	-	-	-

Net Loss	$(7,314)	$(11,393)	$(27,359)	$(26,481)

Weighted Average Common Shares Outstanding (Basic and Diluted)	4,045,015	3,978,348	4,011,866	3,894,757
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$(27,359)	$(26,481)

Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation	6,012	6,012
Changes in current assets and liabilities:
Accounts receivable	-	(2,400)
Accrued expenses	13,550	5,038

Net cash Provided by (Used by) Operating Activities	(7,797)	(17,831)

Cash flows from Investing Activities	-	-

Net cash (Used by) Investing Activities	-	-

Cash Flows from Financing Activities:
Common stock issued for Cash	10,000	25,500
Net cash Provided by Financing Activities	10,000	25,500

Net (Decrease) Increase in Cash	2,203	(7,669)

Cash at Beginning of Period	4,247	1,362

Cash at End of Period	$6,450	$9,031

Cash paid for:

Interest	$-	$-
Taxes	-	-

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

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of June 30, 2011, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of June 30, 2011 and December 31, 2010, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations.  The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the six months ended June 30, 2011 and 2010 was $6,012 and $6,012, respectively.

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES - CONTINUED

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2011 and December 31, 2010, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On June 30, 2011, the Company had a net operating loss available for carry forward of $347,827.  The tax benefit of approximately $121,739 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2026.

BASIS OF PRESENTATION

These consolidated condensed financial statements reflect all adjustments that in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.  All adjustments are of a normal recurring nature, unless otherwise disclosed.  The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of June 30, 2011. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

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

On March 31, 2010, the Company completed the sale of $70,000 shares of common stock to an accredited investor.  The sale price was set at $0.15 per share and the Company received gross proceeds of $10,500.

On April 1, 2011, the Company completed the sale of 66,667 shares of common stock to an accredited investor.  The sale price was set at $0.15 per share and the Company received gross proceeds of $10,000.

As of June 30, 2011 the Company had zero shares of preferred stock outstanding and 4,045,015 shares of common stock outstanding

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended June 30, 2011, general and administrative expenses consisted of the following:

Office	$10
Legal/Professional	3,850
Auto	448
$4,308

For the three months ended June 30, 2010, general and administrative expenses consisted of the following:

Office	$138
Legal/Professional	4,361
Auto	586
Contract Labor	4,500
Taxes & Licenses	160
$9,745

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES - CONTINUED

For the six months ended June 30, 2011, general and administrative expenses consisted of the following:

Office	$92
Legal/Professional	19,646
Auto	932
Taxes/Licenses	677
$21,347

For the six months ended June 30, 2010, general and administrative expenses consisted of the following:

Office	$488
Legal/Professional	15,656
Auto	1,023
Taxes/Licenses	160
Contract Labor	4,500
$21,827

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $7,314 for the three months ended June 30, 2011 and has an accumulated deficit of $347,827 as of June 30, 2011.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells. On April 4, 2008, we completed the sale of 1,000,000 shares of common stock pursuant to a registration statement on Form SB-2 from which we received gross proceeds of $150,000 before deducting the costs of the offering.  Although we have not yet operated on a profitable basis, the proceeds received from such offering were sufficient to sustain our operations through December 31, 2009. In order to provide the Company with additional working capital, during March 2010 we sold 170,000 shares of our common stock for $25,500 and during April 2011 we sold 66,667 shares for $10,000.  However, the proceeds from such stock sales have not satisfied our working capital requirements and we continue to be dependent on the receipt of additional equity or debt financing in order to continue our operations.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement and we paid no rent for the use of such facility during the first six months of 2011.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor.  To date, we have not operated on a profitable basis.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

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

During the three months ended June 30, 2011, our revenues were $0 compared to revenues of $2,400 for the three months ended June 30, 2010, a decrease of $2,400 or 100%.  The decrease is attributable to a complete lack of product sales during the second quarter of 2011 as result of the troubled housing market and the decrease in the construction of new homes.  For the three months ended June 30, 2011, our gross profit was $0 compared to a gross profit for the three months ended June 30, 2010 of $1,358, a decrease of $1,358.  The decrease is attributable to the decrease in revenues during the second quarter of 2011 as discussed above.

During the second quarter of 2011 our total operating expenses were $7,314 compared to operating expenses of $12,751 for the second quarter of 2010, a decrease of $5,437 or 42.6%.  The decrease is primarily attributable to a $4,500 decrease in contract labor and a $511 decrease in professional and legal fees during the second quarter of 2011.

During the three months ended June 30, 2011, our net loss was $7,314 compared to a net loss of $11,393 for the three months ended June 30, 2010.  The $4,079 decrease in net loss was primarily attributable to the $5,437 decrease in operating expenses discussed above offset slightly by the $1,358 decrease in gross profit.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

During the six months ended June 30, 2011, our revenues were $0 compared to revenues of $2,400 for the six months ended June 30, 2010, a decrease of $2,400.  Revenues in both years were depressed as a result of the troubled housing market and the decrease in the construction of new homes.  For the six months ended June 30, 2011, our gross profit was $0 compared to a gross profit for the six months ended June 30, 2010 of $1,358 a decrease of $1,358.  The decrease is primarily attributable the decrease in revenues during the second quarter of 2011 as discussed above.

During the six months ended June 30, 2011 our total operating expenses were $27,359 compared to operating expenses of $27,839 for the first six months of 2010, a decrease of $480.  The decrease is primarily attributable to a $4,500 decrease in contract labor which was partially offset by a $3,990 increase in professional and legal fees.

During the six months ended June 30, 2011, our net loss was $27,359 compared to a net loss of $26,481 for the six months ended June 30, 2010, an increase of $878.  The increase in net loss was primarily attributable to the $1,358 decrease in gross profit partially offset by the $480 decrease in operating expenses discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of June 30, 2011, we had current assets in the form cash and receivables in the amount of $6,450 and current liabilities of $27,300, which resulted in a working capital deficit of $20,850.  As of December 31, 2010, we had cash in the amount of $4,247 and current liabilities of $13,750, which resulted in a working capital deficit of $9,503.  The $11,347 increase in our working capital deficit from December 31, 2010 to June 30, 2011 is primarily the result of general and administrative expenses incurred during the first six months of 2011.

As indicated in Note 5 to our financial statements, we incurred a net operating loss of $7,314 for the three months ended June 30, 2011 and we have an accumulated deficit of $347,827 as of June 30, 2011.  In addition, we generated no revenue for the three months ended June 30, 2011.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At June 30, 2011, we did not have sufficient resources to permit us to continue our operations and we were dependent on the receipt of additional debt or equity funding.  In order to provide the Company with additional working capital on April 1, 2011 we sold 66,667 shares of our common stock in a private transaction for $10,000.  However, such funds were not sufficient to satisfy our working capital requirements and we require additional equity or debt financing to continue our operations.  We have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.  As a result of the continued downturn in our business, our president continued to forgo compensation during the second quarter of 2011.

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

Cash Flows

Operating Activities

Net cash used by operating activities was $7,797 for the six months ended June 30, 2011 resulting primarily from the net loss of $27,359 partially offset by $6,012 in depreciation expense and a $13,550 increase in accrued expenses.  Net cash used by operating activities was $17,831 during the six months ended June 30, 2010 resulting primarily from the net loss of $26,481 partially offset by $6,012 in depreciation expense and a $5,038 increase in accrued expenses.

Investing Activities

There was no net cash used by or provided by investing activities during the first quarter of 2011 or 2010.

Financing Activities

Net cash provided by financing activities was $10,000 during the six months ended June 30, 2011 as a result of our sale of 66,667 shares of our common stock during April 2011.  Net cash provided by financing activities was $25,500 during the six months ended June 30, 2010 as a result of our sale of 170,000 shares of our common stock during March 2010.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2011 and December 31, 2010, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at June 30, 2011 and December 31, 2010 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the six months ended June 30, 2011 and 2010 was $6,012 and $6,012, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2011 and December 31, 2010, the Company did not have any dilutive common stock equivalents.

Income Taxes

On June 30, 2011, the Company had a net operating loss available for carry forward of $347,827. The tax benefit of approximately $121,739 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2026.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended June 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During April 2011, we sold 66,667 shares of our common stock to an accredited investor for $10,000. The investor represented that he was an “accredited investor” as defined in Rule 501 of Regulation D.  No underwriter was involved in the foregoing transaction and the shares were sold by the Company directly to the investor.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The shares were sold without general advertising or solicitation, the purchaser acknowledged that he was purchasing restricted securities which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing  the shares were or will be imprinted with the usual and customary restricted stock legend.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. (Removed and Reserved)

Item 5.  Other Information.

Not Applicable.

Item 6.

Exhibits

The following documents are included as exhibits to this report:

(a) Exhibits

ExhibitNumber	SEC Reference Number	Title of Document	Location

3.1	3	Article of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS**		XBRL Instance Document	***
101.SCH**		XBRL Taxonomy Extension Schema	***
101.CAL**		XBRL Taxonomy Extension Calculation Linkbase	***
101.DEF**		XBRL Taxonomy Extension Definition Linkbase	***
101.LAB**		XBRL Taxonomy Extension Label Linkbase	***
101.PRE**		XBRL Taxonomy Extension Presentation Linkbase	***

*Incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Registration Statement on Form SB-2 filed July 16, 2007.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

*** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Castwell Precast Corporation

Date: August 15, 2011	By /s/ Jason Haislip
Jason Haislip
President and Treasurer
(Principal Executive and Financial Officer)