Form 10-Q
period 2011-09-30
Castwell Precast Corp
filed 2011-11-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes   X  . No      .

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

Yes      . No   X  .

As of November 7, 2011, the issuer had outstanding 4,178,348 shares of common stock, par value $0.001.

CASTWELL PRECAST CORPORATION
FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

INDEX

PART I Financial Information

Item 1. Unaudited Consolidated Condensed Financial Statements
Consolidated Condensed Balance Sheets	3
Unaudited Consolidated Condensed Statements of Operations	4
Unaudited Consolidated Condensed Statements of Cash Flows	5
Unaudited Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	13

Item 4. Controls and Procedures	13

PART II Other Information

Item 1. Legal Proceedings	14

Item 1A. Risk Factors	14

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3. Defaults Upon Senior Securities	14

Item 4. (Removed and Reserved)	14

Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

PART I – FINANCIAL INFORMATION

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
ASSETS	2011	2010
Current Assets:
Cash	$19,976	$4,247
Total Current Assets	19,976	4,247

Equipment	93,332	93,332
Less: Accumulated Depreciation	(82,980)	(73,962)
Total Equipment	10,352	19,370

Total Assets	$30,328	$23,617

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
Accrued Expenses	$28,833	$13,750
Total Liabilities	28,833	13,750

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
	-	-
Common Stock - $.001 par value, 50,000,000 shares authorized, 4,178,348 and 3,978,348 shares issued and outstanding at September 30, 2011 and December 31, 2010, Respectively

	4,178	3,978
Additional Paid-in-Capital	356,157	326,357
Accumulated Deficit	(358,840)	(320,468)
Total Stockholders' Equity	1,495	9,867

Total Liabilities and Stockholders' Equity	$30,328	$23,617

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$2,400
Cost of Goods Sold	-	416	-	1,459
Gross Profit	-	(416)	-	941

Expenses:
General and Administrative (Note 4)	8,007	7,020	29,354	28,846
Depreciation	3,006	3,006	9,018	9,018

Total Operating Expenses	11,013	10,026	38,372	37,864

Other Income and Expenses:
Interest Income	-	-	-	-

Net Loss	$(11,013)	$(10,442)	$(38,372)	$(36,923)

Weighted Average Common Shares Outstanding (Basic and Diluted)	4,108,783	3,978,348	4,044,528	3,922,927
Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$(38,372)	$(36,923)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,018	9,018
Changes in current assets and liabilities:
Accounts receivable	-	-
Accrued expenses	15,083	5,995

Net cash Provided by (Used by) Operating Activities	(14,271)	(21,910)

Cash flows from Investing Activities	-	-

Net cash (Used by) Investing Activities	-	-

Cash Flows from Financing Activities:
Common stock issued for Cash	30,000	25,500
Net cash Provided by Financing Activities	30,000	25,500

Net (Decrease) Increase in Cash	15,729	3,590

Cash at Beginning of Period	4,247	1,362

Cash at End of Period	$19,976	$4,952

Cash paid for:

Interest	$-	$-
Taxes	-	-

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

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of September 30, 2011, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of September 30, 2011 and December 31, 2010, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $9,018 and $9,018, respectively.

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2011 and December 31, 2010, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On September 30, 2011, the Company had a net operating loss available for carry forward of $358,840.  The tax benefit of approximately $125,594 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2026.

BASIS OF PRESENTATION

These consolidated condensed financial statements reflect all adjustments that in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented.  All adjustments are of a normal recurring nature, unless otherwise disclosed.  The Company suggests that these consolidated condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

Management believes that the adoption of any new relevant accounting pronouncements will not have a material effect on the Company’s results of operations or its financial position.

NOTE 3 – STOCKHOLDERS’ EQUITY

During 2005, the Company issued 100,000 warrants in conjunction with debt. This debt was converted to stock in December 2005, and the warrants remain outstanding as of September 30, 2011. At the time the warrants and debt were issued, the warrants were valued using the Black-Scholes model, and the related value was not material to the financial statement presentation.

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

On August 18, 2011, the Company completed the sale of 133,333 shares of common stock to an accredited investor.  The sale price was set at $0.15 per share and the Company received gross proceeds of $20,000.

As of September 30, 2011 the Company had zero shares of preferred stock outstanding and 4,178,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the three months ended September 30, 2011, general and administrative expenses consisted of the following:

Office	$4
Legal/Professional	7,482
Auto	521
$8,007

For the three months ended September 30, 2010, general and administrative expenses consisted of the following:

Office	$37
Legal/Professional	3,125
Auto	358
Contract Labor	3,500
$7,020

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES - CONTINUED

For the nine months ended September 30, 2011, general and administrative expenses consisted of the following:

Office	$96
Legal/Professional	27,129
Auto	1,453
Taxes/Licenses	676
$29,354

For the nine months ended September 30, 2010, general and administrative expenses consisted of the following:

Office	$524
Legal/Professional	18,781
Auto	1,381
Taxes/Licenses	160
Contract Labor	8,000
$28,846

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $11,013 for the three months ended September 30, 2011 and has an accumulated deficit of $358,840 as of September 30, 2011.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells.  On April 4, 2008, we completed the sale of 1,000,000 shares of common stock pursuant to a registration statement on Form SB-2 from which we received gross proceeds of $150,000 before deducting the costs of the offering.  Although we have not yet operated on a profitable basis, the proceeds received from such offering were sufficient to sustain our operations through December 31, 2009.  In March 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500, and in April and August 2011 we sold a total of 200,000 shares of our common stock in two private transactions for $30,000, to provide the Company with additional working capital.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, Riverton, Utah.  We use approximately one-third of the facility on a shared basis and we paid no rent for the use of such facility during the first nine months of 2011.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers with limited marketing assistance from an independent contractor.  To date, we have not operated on a profitable basis.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

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

We had no revenues during the three months ended September 30, 2011 or the three months ended September 30, 2010.  The lack of revenues is attributable to a complete lack of product sales during such quarters as result of the troubled housing market and the decrease in the construction of new homes.  For the three months ended September 30, 2011, our gross profit was $0 compared to a gross loss of $416 for the three months ended September 30, 2010, an increase of $416.  The increase in gross profit from 2010 to 2011 is attributable to the $416 reduction in cost of goods sold during the third quarter of 2011.

During the third quarter of 2011 our total operating expenses were $11,013 compared to operating expenses of $10,026 for the third quarter of 2010, an increase of $987 or 9.0%.  The increase is primarily attributable to a $4,357 increase in professional and legal fees, which was partially offset by a $3,500 reduction in contract labor.

During the three months ended September 30, 2011, our net loss was $11,013 compared to a net loss of $10,442 for the three months ended September 30, 2010.  The $571 increase in net loss was primarily attributable to the $987 increase in operating expenses, which was partially offset by decrease in cost of goods sold as discussed above.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

During the nine months ended September 30, 2011, our revenues were $0 compared to revenues of $2,400 for the nine months ended September 30, 2010, a decrease of $2,400.  Revenues in both years were depressed as a result of the troubled housing market and the decrease in the construction of new homes.  For the nine months ended September 30, 2011, our gross profit was $0 compared to a gross profit of $941 for the nine months ended September 30, 2010.  The decrease in gross profit from 2010 to 2011 is primarily attributable to the lack of revenues and costs of goods sold during the first nine months of 2011.

During the nine months ended September 30, 2011 our total operating expenses were $38,372 compared to operating expenses of $37,864 for the first nine months of 2010, an increase of $508 or 1%.  The increase is primarily attributable to a $8,348 increase in professional and legal fees, which was partially offset by an $8,000 reduction in contract labor.

During the nine months ended September 30, 2011, our net loss was $38,372 compared to a net loss of $36,923 for the nine months ended September 30, 2010, an increase of $1,449, or 3.9%.  The increase in net loss was primarily attributable to the $408 increase in total operating expenses and the $941 decrease in gross profit as discussed above.

Liquidity and Capital Resources

On a consolidated basis, as of September 30, 2011, we had current assets in the form cash in the amount of $19,976 and current liabilities of $28,833, which resulted in a working capital deficit of $8,857.  As of December 31, 2010, we had cash in the amount of $4,247 and current liabilities of $13,750, which resulted in a working capital deficit of $9,503.  The $646 decrease in our working capital deficit from December 31, 2010 to September 30, 2011 is primarily the result of the $15,729 increase in cash as a result of our sale of common stock for $20,000 during the first nine months of  2011, which was partially offset by an increase in accrued expenses.

As indicated in the footnotes to our financial statements, we incurred a net loss of $11,013 for the three months ended September 30, 2011 and we have an accumulated deficit of $358,840 as of September 30, 2011.  In addition, we had no revenues for the three months ended September 30, 2011.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2010, we did not have sufficient resources to permit us to continue our operations and we were dependent on the receipt of additional debt or equity funding.  During the first nine months of 2011, we sold 200,000 shares of our common stock for $30,000 to provide the Company with additional working capital, which allowed us to continue our operations through September 30, 2011.  However, as of September 30, 2011 we have a working capital deficit of $8,857 and we are dependent on the receipt of additional debt or equity capital in order to continue our operations.  We have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.

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

Cash Flows

Operating Activities

Net cash used by operating activities was $14,271 for the nine months ended September 30, 2011 resulting primarily from the net loss of $38,372 partially offset by $9,018 in depreciation expense and a $15,083 increase in accrued expenses.  Net cash used by operating activities was $21,910 during the nine months ended September 30, 2010 resulting primarily from the net loss of $36,923 partially offset by $9,018 in depreciation expense and a $5,995 increase in accrued expenses.

Investing Activities

There was no net cash used by or provided by investing activities during the nine months ended September 30, 2011 or 2010.

Financing Activities

Net cash provided by financing activities was $30,000 during the nine months ended September 30, 2011 as a result of our sale of 200,000 shares of our common stock.  Net cash provided by financing activities was $25,500 during the nine months ended September 30, 2010, as a result of our sale of 170,000 shares of common stock.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2011 and December 31, 2010, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at September 30, 2011 and December 31, 2010 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the nine months ended September 30, 2011 and 2010 was $9,018 and $9,018, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2011 and December 31, 2010, the Company did not have any dilutive common stock equivalents.

Income Taxes

On September 30, 2011, the Company had a net operating loss available for carry forward of $358,840. The tax benefit of approximately $125,594 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2026.

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

Item 4.  Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting.  During the most recent quarter ended September 30, 2011, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During August 2011, we sold 200,000 shares of our common stock to an accredited investor for $30,000. The investor represented that he is an “accredited investor” as defined in Rule 501 of Regulation D.  No underwriter was involved in the foregoing transaction and the shares were sold by the Company directly to the investor.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The shares were sold without general advertising or solicitation, the purchaser acknowledged that he was purchasing restricted securities which had not been registered under the Securities Act and were subject to certain restrictions on resale, and the certificates representing  the shares were or will be imprinted with the usual and customary restricted stock legend.

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

Castwell Precast Corporation

Date: November 14, 2011	By /s/ Jason Haislip
Jason Haislip
President and Treasurer
(Principal Executive and Financial Officer)