Form 10-K
period 2011-12-31
Castwell Precast Corp
filed 2012-03-26
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-K

(Mark One)

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 333-144620

CASTWELL PRECAST CORPORATION

(Exact name of registrant as specified in charter)

NEVADA	20-2722022
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5641 South Magic Drive, Murray, Utah	84107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (801) 599-5443

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X . No      .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (22.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    X .

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

As of June 30, 2011, based on the $0.15 price at which the common equity was sold in the registrant’s registered offering in 2008, the aggregate market value of the 1,192,070 shares held by non-affiliates was approximately $178,810.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 20, 2011, there were 4,178,348 shares of the issuer’s common stock outstanding.

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

Part I

Item 1.  Business

Recent Events

Contribution Agreement

As reported in our current report on Form 8-K filed January 19, 2012, on January 17, 2012, Castwell Precast Corporation (the “Company”) entered into an Agreement and Plan of Contribution among the Company, Summer Energy, LLC, a Texas limited liability company (“Summer”), and the members of Summer (the “Contribution Agreement”), which generally provides for the Company’s acquisition of Summer in exchange for shares of the Company’s common stock.  Closing of the transactions contemplated by the Contribution Agreement is subject to several significant conditions and no assurances can be given that such conditions will be satisfied or that the acquisition will be completed.

Summer is a Houston, Texas based limited liability company that was recently organized in April, 2011 to engage in business as a retail electric provider (“REP”) in the State of Texas.  The Texas regulatory structure permits REPs to procure and sell electricity at unregulated prices and pay to the local transmission and distribution utilities a regulated tariff rate for delivering electricity to its customers.  Summer plans initially to sell electricity and provide the related service transactions, billing, customer service, collections and remittance services to residential and commercial customers in certain markets within the state of Texas and will seek to compete in such markets by offering its customers lower electricity rates, flexible payment and pricing choices, simple offers with understandable terms and responsive customer service.  Summer was awarded a license by the Public Utility Commission of Texas (“PUCT”) to become a REP in September 2011 and commenced operations on February 15, 2012.  As of September 30, 2011, Summer reported total members’ equity of approximately $2,400,000.  There is no material relationship between the Company or its affiliates and Summer and its affiliates other than the Contribution Agreement.

The Contribution Agreement generally provides that prior to closing of the transaction, the Company will effect a 1-for-4 reverse stock split in its issued and outstanding shares of common stock and cause certain stockholders to return to the Company for cancellation 237,500 post-split shares of the Company’s common stock.  As a result, immediately prior to closing there will be 807,087 post-split shares of the Company’s common stock outstanding and 25,000 post-split shares reserved for issuance upon the exercise of outstanding warrants.  At closing the Company will issue 9,697,624 post-split shares of its common stock to the members of Summer on a 1-for-1 basis in exchange for their Summer membership interest units.  The outstanding warrants and convertible obligations of Summer will be converted into the right to receive shares of the Company’s common stock on the same terms and conditions as contained in such warrants and convertible obligations.  The Contribution Agreement also provides that prior to closing the Company will amend its articles of incorporation to implement the reverse stock split, change the name of the Company to “Summer Energy Holdings, Inc.” or some derivation thereof, and increase the Company’s authorized capital.   The Contribution Agreement also provides that the Company will adopt a stock option and stock award plan in a form acceptable to Summer.  At closing, the Company’s current officers and directors will resign from their positions and the persons designated by Summer and elected by the Company’s stockholders will be appointed as the new officers and directors of the Company.  The shares of the Company’s common stock to be issued to the Summer Members will constitute restricted securities that have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon exemptions from the registration requirements thereof.

Closing of the acquisition is subject to several significant conditions including the approval of the transaction by the TPUC, the approval of the transaction and related corporate actions by the Company’s stockholders, the approval by FINRA of the corporate actions to be effected by the Company, the preparation of financial statements of Summer meeting the requirements of the Contribution Agreement, and other customary conditions to closing.  Certain of such conditions have been satisfied to date but there can be no assurance that all such conditions will be satisfied or waived or that the acquisition will be completed.

After giving effect to the reverse stock split and cancellation of shares, the Summer members would hold 9,697,624 shares or approximately 92.3% of the 10,504,711 shares of the Company’s common stock to be outstanding following the completion of such actions, without giving effect to the outstanding warrants and convertible obligations of either party.  As such, the Contribution Agreement will result in a change of control of the Company and, following the consummation thereof, the Summer Members will be able to elect directors and control the policies and practices of the Company.  It is anticipated that the transaction will be accounted for as a reverse acquisition for accounting purposes.

The Contribution Agreement provides contractual limitations on the public resale of the Company’s shares following closing by providing that the shares to be received by the Summer Members pursuant to the Contribution Agreement and the shares of restricted stock held by the Company’s current stockholders will not be sold in any public market unless and until: the Company has become subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; the Company has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the Company was required to file such reports and materials), other than Form 8-K reports; and a period of at least one (1) year has elapsed from the date on which current “Form 10” information has been filed by the Company with the SEC reflecting its acquisition of Summer.

The foregoing summary of selected provisions of the Contribution Agreement does not purport to be complete and is qualified in its entirety by reference to the Contribution Agreement, a copy of which is being filed as an exhibit to this report.

Special Stockholders’ Meeting

As reported in our current report on Form 8-K filed on March 16, 2012, at a special meeting of the Company’s stockholders held March 15, 2012, the Company’s stockholders approved proposals to: (1) authorize and approve the Agreement and Plan of Contribution dated as of January 17, 2012 among the Company, Summer Energy, LLC and its members; (2) authorize an amendment to the Company’s articles of incorporation in the form attached to the Proxy Statement as Exhibit A; (3)  authorize the amendment and restatement of the Company’s bylaws in the form attached to the Proxy Statement as Exhibit B; (4) authorize and approve the 2012 Stock Option and Stock Award Plan in the form attached to the Proxy Statement as Exhibit C; (5)  elect Amie Coleman, Jason Haislip and Duane Smith as directors of the Company to serve until the earlier of (i) the closing date of the transactions contemplated by the Contribution Agreement (Proposal 1), or (ii) the next annual meeting of the Company’s stockholders if the closing of the transactions contemplated by the Contribution Agreement does not take place; and (6) to elect Mace Meeks and Michael Vanderhoof as Class I directors for a term of one year; Andrew Priest and James Stapleton as Class II directors for a term of two years; and Rod Danielson, Stuart Gaylor and Jaleea George as Class III directors for a term of three years, with all such terms commencing on the closing date of the transactions contemplated by the Contribution Agreement (Proposal 1).

The actions contemplated by Proposals 2, 3 and 4 will not be implemented, and the persons elected as directors pursuant to Proposal 6 will not commence their terms of office, unless and until the transactions contemplated by the Agreement and Plan of Contribution (Proposal 1) have been completed.

If and when the transactions contemplated by the Agreement and Plan of Contribution have been completed, the Company will file a current report on Form 8-K providing, among other things, additional information with regard to Summer and the actions described above.

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

Manufacturing

Our window wells are manufactured at a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, South Jordan, Utah.  We currently use five molds to manufacture window wells in five different dimensions.  Each mold is constructed of two pieces of heavy steel which are pinned together to permit pouring of the concrete and are separated when the concrete has hardened so the finished window wells can be removed.  One side of the mold is lined with a sculptured rubber mat that creates the appearance of natural stone on that side of the mold.  The manufacturing process is a simple one that involves assembling the molds, placing wire mesh, steel and the attaching bolts in the molds, filling the molds with concrete, and disassembling the molds after the concrete has hardened.  We purchase our concrete from third party cement plants who deliver the concrete in cement trucks capable of pouring it directly into our molds.   We purchase the wire mesh, steel and bolt components from local suppliers and believe all of such supplies are readily available from a variety of sources.  Once the window wells have been removed from the molds, they are moved and stacked by forklift to await delivery.  Since we work a maximum of one shift per day, we cannot pour cement more than once per day and our current capacity is limited to a maximum of five window wells per day or twenty-five per week.

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

Facilities

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, South Jordan, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement.  We paid no rent for the use of such facility during 2011.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Item 1A.  Risk Factors

Risk Factors

Our business involves significant risks.  You are cautioned not to make an investment in our Shares unless you can afford to lose your entire investment.  You should carefully consider the following risk factors and the other information included in this report before you decide to buy our Shares.

Our financial statements contain a going concern qualification generally indicating that we have a history of net operating losses and we have a significant accumulated deficit, which raise substantial doubt about our ability to continue as a going concern.

Our annual audited financial statements contain a going concern qualification indicating that we have a history of net operating losses and we have a significant accumulated deficit, which raise substantial doubt about our ability to continue as a going concern.  We incurred net operating losses of $51,330 and $44,447 for the years ended December 31, 2011 and 2010, respectively, and we had an accumulated deficit of $371,798 as of December 31, 2011.  We have not entered into any agreements or arrangements for the provision of additional debt or equity financing and there can be no assurance that we will be able to obtain the additional debt or equity capital required in order to continue our operations.

We were incorporated in March 2005, have a history of operating losses and there can be no assurance that we will be able to operate at a profit in the future.

We were incorporated on March 25, 2005.  We incurred a net loss of $61,209 for the approximately nine months ended December 31, 2005, a net loss of $8,700 for the fiscal year ended December 31, 2006, a net loss of $51,173 for the fiscal year ended December 31, 2007, a net loss of $98,661 for the year ended December 31, 2008, a net loss of $56,278 for the year ended December 31, 2009, a net loss of $44,447 for the year ended December 31, 2010, and a net loss of $51,330 for the year ended December 31, 2011.  There can be no assurance that we will be able to operate at a profit in the future.

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

Our officers and directors own a majority of our issued and outstanding shares and other stockholders  have little or no ability to elect directors or influence corporate matters

As of March 20, 2012, our officers and directors were the beneficial owners of approximately 51.5% of our issued and outstanding shares of common stock.  Such persons will able to determine the outcome of actions taken by us that require stockholder approval. For example, they will be able to elect all of our directors and control the policies and practices of the Company. (See “Principal Stockholders.”)

Item 2.  Properties.

Our offices are located at the residence of our president and treasurer at 5641 South Magic Drive, Murray, Utah 84107, which space is provided to us without charge.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, South Jordan, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement and we paid no rent for the use of such facility during 2010 or 2011.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Item 3.  Legal Proceedings.

The Company is not a party to any material legal proceedings and, to our knowledge, no such legal proceedings have been threatened against us.

Item 4.  Mine Safety Disclosures.

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In December, 2008, the Company's common stock became included on the OTC Bulletin Board under the symbol "CPXE."  However, there currently are no published quotations on the OTC Bulletin Board and there is no active trading market for the Company's stock.  There can be no assurance that an active or liquid trading market for the Company's stock will develop in the future.

On March 20, 2012, there were no published bid or asked quotations for the Company’s common stock on the OTC Bulletin Board.

At March 20, 2012, there were approximately 65 holders of record of the Company's common stock, as reported by the Company's transfer agent.  In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Recent Sales of Unregistered Securities

During our 2011 fiscal year, we sold 200,000 shares of our common stock to an accredited investor for aggregate proceeds of $30,000. The investor represented that he was an “accredited investor” as defined in Rule 501 of Regulation D.  No underwriter was involved in any of the foregoing transactions and the shares were sold by the Company directly to the investor.  The shares were sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.  The shares were sold without general advertising or solicitation, the purchaser acknowledged that he was purchasing restricted securities which had not been registered under the Securities Act and which were subject to certain restrictions on resale, and the certificates representing  the shares were imprinted with the usual and customary restricted stock legend.

Issuer Purchases of Equity Securities

We have not adopted a stock repurchase plan and we did not purchase any shares of our equity securities during the 2011 fiscal year.

Item 6.  Selected Financial Data

Not applicable.  The Company is a “smaller reporting company.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this report.  The following information contains forward-looking statements. (See “Forward Looking Statements” and “Item 1A. Risk Factors.”)

General

We were incorporated on March 25, 2005 to engage in the business of manufacturing and installing precast concrete window wells.  On April 4, 2008, we completed the sale of 1,000,000 shares of common stock pursuant to a registration statement on Form SB-2 from which we received gross proceeds of $150,000 before deducting the costs of the offering.  Although we have not yet operated on a profitable basis, the proceeds received from such offering were sufficient to sustain our operations through December 31, 2010.  During 2010, we sold 170,000 shares of our common stock in two private transactions for $25,500, and during 2011 we sold 200,000 shares of our common stock in two private transactions for $30,000, to provide the Company with additional working capital and as of December 31, 2011 such additional funds had been substantially exhausted.

Our executive offices are located at the residence of our president and treasurer for which we pay no rent.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, South Jordan, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement and we paid no rent for the use of such facility during 2010 or 2011.  We believe these facilities will be adequate for the operation of our business for at least the next twelve months.

Our operations involve the manufacture, sale and installation of decorative pre-cast concrete window wells.  Substantially all of such work is performed by our officers.  To date, we have not operated on a profitable basis.

2011 Fiscal Year Compared to 2010 Fiscal Year

As discussed below, the housing crisis and the related drop in new residential construction have drastically reduced the demand for our products and have had a material adverse effect on our business and financial condition.  If the housing crisis continues, our losses will increase and we will be forced to either obtain additional debt or equity capital or to cease operations.  During 2011 we sold 200,000 shares of our common stock in two private transactions for $30,000 to provide the Company with additional working capital and as of December 31, 2011 such additional funds had been substantially exhausted.  Except for the foregoing, we have not entered into any agreement or arrangement for the provision of additional debt or equity funding and no assurance can be given that such funding would be available to us on acceptable terms or at all.

During the year ended December 31, 2011, our revenues were $0 compared to revenues of $2,400 for the year ended December 31, 2010, a decrease of $2,400 or 100%.  The decrease is attributable to the lack of product sales during 2011 as result of the continuing housing crisis and the precipitous decrease in the construction of new homes.  During 2011, our gross profit was $0 compared to a gross profit of $941 for the 2010 fiscal year, a decrease of $941.

During the year ended December 31, 2011, our general and administrative expenses were $39,306 compared to general and administrative expenses of $33,364 for the year ended December 31, 2010.  The $5,942 increase in general and administrative expenses from 2010 to 2011 is primarily attributable to increases in legal/professional fees ($13,580) and taxes and licenses ($517), partially offset by a decrease in contract labor ($8,000).  Depreciation expense was $12,024 in 2010 and 2011 resulting in total operating expenses of $51,330 for the year ended December 31, 2011 compared to $45,388 for the year ended December 31, 2010.

During the year ended December 31, 2011, our net loss was $51,330 compared to a net loss of $44,447 for the year ended December 31, 2010.  The $6,883 increase in net loss from 2010 to 2011 was attributable to the $941 decrease in gross profit discussed above and the $5,942 increase in total operating expenses.

Liquidity and Capital Resources

On a consolidated basis, as of December 31, 2011, we had current assets in the form of cash in the amount of $6,981 and current liabilities of $25,790, which resulted in a working capital deficit of $18,809.  As of December 31, 2010, we had cash in the amount of $4,247 and current liabilities of $13,750, which resulted in a working capital deficit of $9,503.  The increase in working capital deficit from December 31, 2010 to December 31, 2011 is the result of our operating loss during such period and the payment of expenses and accounts payable which more than offset the proceeds we received from the sales of our common stock in April and August, 2011.

As indicated in Note 5 to our financial statements, we incurred a net operating loss of $51,330 for the year ended December 31, 2011 and we have an accumulated deficit of $371,798 as of December 31, 2011.  In addition, we generated no revenue for the year ended December 31, 2011.  These conditions raise substantial doubt about our ability to continue as a going concern.  The financial statements included with this report do not include any adjustments that might result from the outcome of these uncertainties.

At December 31, 2011, we did not have sufficient resources to permit us to continue our business plan and conduct our operations for the next six months and we were dependent on the receipt of additional debt or equity funding in order to continue our operations.  We have not entered into any agreement or arrangement for the provision of additional funding and no assurance can be given that such funding will be available to us on acceptable terms or at all.

Cash Flows

Operating Activities

Net cash used by operating activities was $27,266 for the 2011 fiscal year resulting primarily from the net loss of $51,330 partially offset by $12,024 in depreciation and an increase in accrued expenses of $12,040.  Net cash used by operating activities was $22,615 for the 2010 fiscal year resulting primarily from the net loss of $44,447 partially offset by $12,024 in depreciation and an increase in accrued expenses of $9,808.

Investing Activities

Net cash used by investing activities was $0 in 2011 and 2010.

Financing Activities

Net cash provided by financing activities was $30,000 in 2011 as a result of our receipt of $30,000 in proceeds from the private sales of our common stock.  Net cash provided by financing activities was $25,500 in 2010 as a result of our receipt of $25,500 in proceeds from the private sales of our common stock.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2011 and 2010, the Company had a zero balance in the allowance for doubtful accounts.

Fair Value of Financial Instruments

The Company has determined that the book value of the Company’s financial instruments at December 31, 2011 and 2010 approximates fair value.

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

Depreciation

The Company’s fixed assets consist mainly of machinery and equipment used to produce the concrete products it uses in its operations. The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the years ended December 31, 2011 and 2010 was $12,024 and $12,024, respectively.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2011 and 2010, the Company did not have any dilutive common stock equivalents.

Income Taxes

On December 31, 2011, the Company had a net operating loss available for carry forward of $371,798. The tax benefit of approximately $130,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years. The loss carryover will begin to expire in 2026.

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

Not applicable.  The Company is a “smaller reporting company.”

Item 8.  Financial Statements

The following financial statements are being filed with this report and are located immediately following the signature page.

Consolidated Financial Statements, December 31, 2011

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statement of Stockholders’ (Deficit) Equity for the years ended December 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Treasurer who serves as our principal executive and principal financial office, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”) as of December 31, 2011, the end of the period covered by this report.  Based upon that evaluation, our President and Treasurer, concluded that our disclosure controls and procedures as of December 31, 2011 were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Treasurer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of our President and Treasurer, who serves as our principal executive and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this evaluation, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, with the participation of our President and Treasurer concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Term Of Office	Positions Held
Jason Haislip	39	2011	President, Treasurer and Director
Amie Coleman	29	2011	Secretary and Director
Duane J. Smith	53	2011	Vice President and Director

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

Amie Coleman, is a founder and principal stockholder of the Company who has served as secretary and a director of the Company since January 10, 2008.  The board believes Ms. Coleman is qualified to serve as a director due to her extensive knowledge of the Company as a result of her status as a founder.  Ms. Coleman is and has since August 2010 been a homemaker.  From November 2004 until August 2010 she was self-employed as a hair stylist and from 2008 until August 2010 she was also engaged on a part-time basis as a certified Pilates instructor.

Duane J. Smith, was appointed as vice president and a director of the Company on January 10, 2008.  Mr. Smith is and has since August 2010 been western regional construction manager for Phillips Edison & Company.  He is also self-employed as a licensed general contractor and ranch foreman.  From approximately January 2000 through January 2009, Mr. Smith was also the president and owner of Day & Night Glass, a commercial and residential glass company.  The board believes Mr. Smith is qualified to serve as a director of the Company due to his experience as a general contractor and his knowledge of the construction industry.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen to become directors or executive officers.

Director Meetings and Stockholder Meeting Attendance

The Board of Directors held no formal meetings during 2011, but the directors met during 2011 for informal discussions and took action by unanimous written consents in lieu of meetings.  Our policy is to encourage, but not require, members of the Board of Directors to attend annual stockholder meetings. We did not have an annual stockholder meeting during the prior year.

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

Item 11.  Executive Compensation

The following table sets forth certain information regarding the annual compensation paid to our chief executive officer in all capacities for the fiscal years ended December 31, 2011 and 2010. No executive officer of the Company received total annual compensation in excess of $100,000 per year during the 2011 or 2010 fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total

Jason T. Haislip	2011	$ 0	-	-	-	-	-	$ 0
President(1)	2010	$ 0	-	-	-	-	-	$ 0

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

Director Compensation

Our directors do not currently receive any compensation for serving in their capacity as directors and during  the year ended December 31, 2011none of the directors received any compensation from the Company for their service in any other capacity.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

The following table sets forth as of March 20, 2012, the number of shares of the Company’s common stock, par value $0.001, owned of record or beneficially by each person known to be the beneficial owner of 5% or more of the issued and outstanding shares of the Company’s common stock, and by each of the Company’s officers and directors, and by all officers and directors as a group.  On such date, there were 4,178,348 issued and outstanding shares of our common stock.

Title of Class	Beneficial Owner (1)	Amount	Percentage Ownership
Principal Stockholders
Common Stock	Cambria Investment Fund, L.P. (2) 2321 Rosecrans Ave. Suite 4270 El Segundo, CA 90245	251,875	5.9%
Common Stock	Michael Vanderhoof(3) P.O. Box 715 Oakley, UT 84055	936,278	21.9%
Officers and Directors
Common Stock	Amie Coleman	1,450,000	32.3%
Common Stock	Jason T. Haislip	700,000	16.8%
Common Stock	Duane J. Smith	100,000	2.4%
Common Stock	All Executive Officers
	And Directors as a Group (Three Persons)	2,150,000	51.5%

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

(3)  Includes 606,473 shares of which Mr. Vanderhoof is the record and beneficial owner, 77,930 shares owned of record by his spouse, and 151,875 shares and 100,000 presently exercisable common stock purchase warrants owned of record by Cambria Investment Fund, L.P., with respect to which Mr. Vanderhoof may be deemed to share investment and dispositive power as a result of his status as a manager of the general partner of Cambria Investment Fund, L.P. The shares of common stock underlying the warrants are deemed to be outstanding shares for the purpose of computing the stockholder’s percentage ownership.

Item 13.  Certain Relationships and Related Transactions

Unless otherwise indicated, the terms of the following transactions between related parties were not determined as a result of arm’s length negotiations.

Office and Manufacturing Space

Our executive offices are located at the residence of our president and we pay no rent for the use of such space.  We reimburse our president for actual out-of-pocket costs incurred on our behalf for paper, copies, long distance telephone charges and similar items used in connection with our operations.  Our manufacturing operations are located in a manufacturing and warehouse facility owned by our vice president and located at 11744 South 2700 West, South Jordan, Utah.  We use approximately one-third of the facility on a shared basis pursuant to an oral, month-to-month arrangement.  We did not pay rent for the use of such space during 2010 or 2011.

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

Item 14.  Principal Accounting Fees and Services

Madsen & Associates CPA’s Inc. served as the Company’s independent accountants for the fiscal years ended December 31, 2011 and 2010.

During the fiscal years ended December 31, 2011 and December 31, 2010, fees for services provided by Madsen & Associates CPA’s, Inc. were as follows:

	Year Ended
	December 31,
	2011	2010
Audit Fees	$13,850	$12,750
Audit-Related Fees	-	-
Tax Fees	375	375
All Other Fees	-	-

Total	$14,225	$13,125

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

Item 15.  Exhibits and Financial Statement Schedules

The following documents are included as exhibits to this report.

(a) Exhibits

Exhibit Number	SEC Reference Number	Title of Document	Location

3.1	3	Articles of Incorporation	Incorporated by Reference*
3.2	3	Bylaws	Incorporated by Reference*
10.1	10	Warrant to Purchase Securities Between Castwell Precast Corporation and Cambria Investment Fund, LP dated November 14, 2005	Incorporated by Reference*
10.2	10	Agreement and Plan of Contribution dated as of January 17, 2012 among Castwell Precast Corporation, Summer Energy, LLC and the members of Summer Energy LLC.	Incorporated by Reference**
21.1	21	Schedule of Subsidiaries	This Filing
31.1	31	Section 302 Certification of Chief Executive and Chief Financial Officer	This Filing
32.1	32	Section 1350 Certification of Chief Executive and Chief Financial Officer	This Filing
101.INS***		XBRL Instance Document	This Filing
101.SCH***		XBRL Taxonomy Extension Schema	This Filing
101.CAL***		XBRL Taxonomy Extension Calculation Linkbase	This Filing
101.DEF***		XBRL Taxonomy Extension Definition Linkbase	This Filing
101.LAB***		XBRL Taxonomy Extension Label Linkbase	This Filing
101.PRE***		XBRL Taxonomy Extension Presentation Linkbase	This Filing

*Incorporated by reference to the Company’ Form SB-2 Registration Statement filed July 16, 2007

**Incorporated by reference to the Company’s current report on Form 8-K filed January 19, 2012.

***XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTWELL PRECAST CORPORATION

(Registrant)

Dated: March 26, 2012

By  /s/ Jason T. Haislip

Jason T. Haislip, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2012

By  /s/ Jason T. Haislip

Jason T. Haislip

President, Treasurer and Director

(Principal Executive and Accounting Officer)

Dated: March 26, 2012

By  /s/ Amie Coleman

Amie Coleman

Secretary and Director

Dated: March 26, 2012

By  /s/ Duane Smith

Duane Smith

Vice President and Director

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

(a)  At the time of filing this report on Form 10-K, the Company is furnishing to the Securities and Exchange Commission for its information a copy of the proxy statement with respect to the special meeting of the Company’s stockholders held on March 15, 2012.

(b)  The foregoing material shall not be deemed to be “filed” with Commission or otherwise subject to the liabilities of Section 18 of the Act, except to the extent that the registrant specifically incorporates it in its annual report on this Form by reference.

CASTWELL PRECAST CORP. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

CASTWELL PRECAST CORP. AND SUBSIDIARY

MADSEN & ASSOCIATES CPA’s, INC.

To the Board of Directors and

Stockholders of Castwell Precast Corp. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Castwell Precast Corp. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castwell Precast Corp. and Subsidiary as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has an accumulated deficit and recurring net operating losses, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the consolidated financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah

March 19, 2012

Castwell Precast Corp. and Subsidiary

Consolidated Balance Sheet

	December 31,	December 31,
ASSETS	2011	2010
Current Assets:
Cash	$6,981	$4,247
Total Current Assets	6,981	4,247

Equipment	93,332	93,332
Less: Accumulated Depreciation	(85,986)	(73,962)
Total Equipment	7,346	19,370

Total Assets	$14,327	$23,617

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities
Accrued Expenses	$25,790	$13,750
Total Liabilities	25,790	13,750

Commitments and Contingencies	-	-

Stockholders' (Deficit) Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 50,000,000 shares authorized, 4,178,348 and 3,978,348 shares issued and outstanding at December 31, 2011 & 2010	4,178	3,978
Additional Paid-in-Capital	356,157	326,357
Accumulated Deficit	(371,798)	(320,468)
Total Stockholders' (Deficit) Equity	(11,463)	9,867

Total Liabilities and Stockholders’ (Deficit) Equity	$14,327	$23,617

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary

Consolidated Statements of Operations

	December 31,	December 31,
	2011	2010

Revenues	$-	$2,400
Cost of Goods Sold	-	1,459
Gross Profit	-	941

Expenses:
General and Administrative (Note 4)	39,306	33,364
Depreciation	12,024	12,024

Total Operating Expenses	51,330	45,388

Net Loss	$(51,330)	$(44,447)

Weighted Average Common Shares Outstanding	4,077,708	3,938,074
Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary

Consolidated Statement of Stockholders' (Deficit) Equity

	Preferred	Preferred	Common	Common
	Stock	Stock	Stock	Stock	Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances as of December 31, 2009	-	$-	3,808,348	$3,808	$301,027	$(276,021)	$28,814

Sale of common stock; March 25, 2010	-	-	100,000	100	14,900	-	15,000

Sale of common stock; March 31, 2010	-	-	70,000	70	10,430	-	10,500

Net (loss) for the year ended December 31, 2010	-	-	-	-	-	(44,447)	(44,447)

Balances as of December 31, 2010	-	-	3,978,348	3,978	326,357	(320,468)	9,867

Sale of common stock; April 1, 2011	-	-	66,667	67	9,933	-	10,000

Sale of common stock; August 18, 2011	-	-	133,333	133	19,867	-	20,000

Net (loss) for the year ended December 31, 2011	-	-	-	-	-	(51,330)	(51,330)

Balances as of December 31, 2011	-	$-	4,178,348	$4,178	$356,157	$(371,798)	$(11,463)

See accompanying notes to consolidated financial statements

Castwell Precast Corp. and Subsidiary

Consolidated Statements of Cash Flows

	December 31,	December 31,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss)	$(51,330)	$(44,447)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,024	12,024
Changes in current assets and liabilities:
Accrued expenses	12,040	9,808

Net cash Provided by (Used by) Operating Activities	(27,266)	(22,615)

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	-
Purchase of equipment	-	-

Net cash (Used by) Investing Activities	-	-

Cash Flows from Financing Activities:
Common stock issued for Cash	30,000	25,500
Net cash Provided by Financing Activities	30,000	25,500

Net (Decrease) Increase in Cash	2,734	2,885

Cash at Beginning of Period	4,247	1,362

Cash at End of Period	$6,981	$4,247

Cash paid for:

Interest	$-	$-
Taxes	$-	$-

See accompanying notes to consolidated financial statements

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND OPERATIONS

Castwell Precast Corp. (the “Company”) was incorporated in Nevada on March 25, 2005. Since inception, the Company’s purpose has been to design, develop, and market precast concrete products.

On March 25, 2005, the Company formed Castwell Precast, Inc. to be operated as a subsidiary of the Company. As of December 31, 2011, the Company owned 100% of the shares of issued and outstanding stock of Castwell Precast, Inc.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

A summary of the Company’s significant accounting policies applied in the preparation of the accompanying financial statements follows.

REVENUE RECOGNITION

The Company recognizes revenue upon delivery of its precast concrete products.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance.  The Company determines the allowance based on the known troubled accounts, historical experience, and other currently available evidence.  As of December 31, 2011 and 2010, the Company had a zero balance in the allowance for doubtful accounts.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined that the book value of the Company’s financial instruments at December 31, 2011 and 2010 approximates fair value.

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

DEPRECIATION

The Company’s fixed assets consist mainly of machinery and equipment used to produce concrete products it uses in its operations.  The Company provides for depreciation of its equipment by the straight-line method, using an estimated useful life of 7 years.  Depreciation expense for the years ended December 31, 2011 and 2010 was $12,024 and $12,024, respectively.

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

In accordance with ASC Topic 260, “Earnings per Share,” the basic earnings (loss) per common share is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding.  Diluted earnings (loss) per common share is computed similarly to basic earnings (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2011 and 2010, the Company did not have any dilutive common stock equivalents.

INCOME TAXES

On December 31, 2011, the Company had a net operating loss available for carry forward of $371,798. The tax benefit of approximately $130,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful as the Company has been unable to establish a projection of operating profits for future years.  The loss carryover will begin to expire in 2026.

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

On August 18, 2011, the Company completed the sale of 133,333 shares of common stock to an accredited investor.  The sale price was set at $0.15 per share and the Company received gross proceeds of $20,000

As of December 31, 2011 the Company had zero shares of preferred stock outstanding and 4,178,348 shares of common stock outstanding.

NOTE 4 – GENERAL & ADMINISTRATIVE EXPENSES

For the year ended December 31, 2011, general and administrative expenses consisted of the following:

Office	$252
Legal/Professional	36,486
Auto	1,891
Taxes/Licenses	677
$39,306

For the year ended December 31, 2010, general and administrative expenses consisted of the following:

Office	$554
Legal/Professional	22,906
Auto	1,744
Taxes/Licenses	160
Contract Labor	8,000
$33,364

CASTWELL PRECAST CORP. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – GOING CONCERN

The Company incurred a net operating loss of $51,330 and $44,447 for the years ended December 31, 2011 and 2010 and has an accumulated deficit of $371,798 as of December 31, 2011.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 6 – SUBSEQUENT EVENTS

On January 17, 2012, the Company entered into an Agreement and Plan of Contribution among the Company, Summer Energy, LLC, a Texas limited liability company (“Summer”), and the members of Summer (the “Contribution Agreement”), which generally provides for the Company’s acquisition of Summer in exchange for shares of the Company’s common stock.  Summer is a Houston, Texas based limited liability company that was recently organized in April, 2011 to engage in business as a retail electric provider (“REP”) in the State of Texas. Closing of the transactions contemplated by the Contribution Agreement is subject to several significant conditions and no assurances can be given that such conditions will be satisfied or that the acquisition will be completed.

The Contribution Agreement generally provides that prior to closing of the transaction, the Company will effect a 1-for-4 reverse stock split in its issued and outstanding shares of common stock and cause certain stockholders to return to the Company for cancellation 237,500 post-split shares of the Company’s common stock.  As a result, immediately prior to closing there will be 807,087 post-split shares of the Company’s common stock outstanding and 25,000 post-split shares reserved for issuance upon the exercise of outstanding warrants.  At closing the Company will issue 9,697,624 post-split shares of its common stock to the members of Summer on a 1-for-1 basis in exchange for their Summer membership interest units.  The outstanding warrants and convertible obligations of Summer will be converted into the right to receive shares of the Company’s common stock on the same terms and conditions as contained in such warrants and convertible obligations. As such, the Contribution Agreement will result in a change of control of the Company.

The Contribution Agreement also provides that prior to closing the Company will amend its articles of incorporation to implement the reverse stock split, change the name of the Company to “Summer Energy Holdings” or some derivation thereof, and increase the Company’s authorized capital.   The Contribution Agreement also provides that the Company will adopt a stock option and stock award plan in a form acceptable to Summer. At closing, the Company’s current officers and directors will resign from their positions and the persons designated by Summer will be appointed as the new officers and directors of the Company.  The shares of the Company’s common stock to be issued to the Summer Members will constitute restricted securities that have not been registered under the Securities Act of 1933, as amended, and are being issued in reliance upon exemptions from the registration requirements thereof.