Form 10-Q
period 2012-03-31
SUMMER ENERGY HOLDINGS INC
filed 2012-05-15
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35496

Summer Energy Holdings, Inc.
(Exact name of registrant as specified in charter)

Nevada	20-2722022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bering Drive, Suite 260, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 375-2790
(Issuer’s telephone number, including area code)

Castwell Precast Corporation 5641 South Magic Drive, Murray, Utah 84107
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes   No ☑.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 11, 2012 was 10,504,716.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012 Unaudited	December 31, 2011 Audited
ASSETS

Current assets
Cash and cash equivalents	$1,254,927	$1,751,911
Restricted cash	1,435	605
Accounts receivable, net	148,658	972
Prepaid and other current assets	84,504	13,075
Total current assets	1,489,524	1,766,563

Property and equipment, net	20,105	2,126
Certificates of deposit – restricted	516,168	500,669
Deferred financing costs, net	177,776	194,444

TOTAL ASSETS	$2,203,573	$2,463,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$34,726	$16,962
Accrued expenses	434,978	200,000
Total current liabilities	469,704	216,962

Total liabilities	469,704	216,962

Commitments

Stockholder’s Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 10,504,716 and 9,547,624 shares issued and outstanding at March 31, 2012, and December 31, 2011, respectively	10,505	9,548
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	2,769,342	2,615,477
Accumulated deficit	(993,978)	(326,185)
Total stockholders’ equity	1,733,869	2,246,840

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$2,203,573	$2,463,802

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

ELECTRICITY REVENUE	$166,777

COST OF GOODS SOLD
Power purchases and balancing/ancillary	58,719
Transportation and distribution providers charge	52,068

Total cost of goods sold	110,787

GROSS PROFIT	55,990

OPERATING EXPENSES

General and administrative	(707,614)

OPERATING LOSS	(651,624)

OTHER INCOME (EXPENSE)
Financing costs	(16,668)
Interest income	499
(16,169)

NET LOSS BEFORE INCOME TAXES	(667,793)

INCOME TAXES	-

NET LOSS	$(667,793)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES	9,676,550

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(667,793)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock for services	150,000
Interest earned	(499)
Depreciation, depletion and amortization	1,129
Amortization of deferred financing costs	16,668
Bad debt expense	1,143
Changes in operating assets and liabilities:
Accounts receivable	(148,829)
Prepaid expenses and other current assets	(71,428)
Accounts payable	17,763
Accrued expenses	234,977
Net cash used by operating activities	(466,869)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of restricted cash	(830)
Purchase of certificate of deposit – restricted	(15,000)
Recapitalization	565
Purchase of property and equipment	(14,850)

Net cash used in investing activities	(30,115)

NET CASH DECREASE IN CASH AND CASH EQUIVALIENTS	(496,984)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,751,911

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,254,927

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Income taxes paid	$-
Interest paid	$-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

NOTE 1 -                      ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly owned subsidiaries Summer Energy, LLC (Summer LLC) and Castwell Precast, Inc. (Precast Inc) (collectively referred to as “the Company”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

On March 27, 2012, Summer LLC became a wholly-owned subsidiary of Summer Energy Holdings, Inc. (previously known as Castwell Precast Corporation) through a reverse acquisition transaction, which resulted in the former members of Summer LLC owning approximately 92.3% of Summer Energy Holdings, Inc.’s outstanding common stock.  Summer LLC’s operation is the Company’s sole line of business. The transaction was treated as a recapitalization of Summer LLC, and Summer LLC (and its historical financial statements) is the continuing entity for financial reporting purposes.

Summer LLC is a retail electric provider in the state of Texas under a license with the Public Utility Commission of Texas (PUCT).  Summer LLC procures wholesale energy and resells to commercial and residential customers.  Summer LLC was organized on April 6, 2011, in the state of Texas.

Precast Inc is an inactive corporation which management intends to close.

NOTE 2 -                      BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (SEC) for unaudited interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the audited consolidated financial statements for the period ended December 31, 2011, and footnotes thereto included in the Company’s Form 8-K filed on March 30, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results may differ from these estimates.

NOTE 3 -                      SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Electricity revenue is recognized by the Company upon delivery of electricity to the customer’s meter. This method of revenue recognition is commonly referred to as the flow method. The flow method of revenue relies upon Electric Reliability Council of Texas (ERCOT) settlement statements to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.  Electricity revenue consists of proceeds from energy sales, including, pass through charges from the Transmission and Distribution Providers (TDSP’s) billed to the customer at cost.

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by the Company’s average billing rate per kilowatt hour (“kWh”) in effect at the

NOTE 3 -                      SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account. Accounts receivable are customer obligations billed at the conclusion of a month’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered.

Cost of Goods Sold (COGS) include electric power purchased and pass through charges from the TDSP’s in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.

The energy portion of the Company’s COGS is comprised of two components:  bilateral wholesale costs and balancing/ancillary costs.  These two cost components are incurred and recognized  differently as follows:

Bilateral wholesale costs are incurred through contractual arrangements with wholesale power suppliers for firm delivery of power at a fixed volume and fixed price.  The Company is invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due 20 days after the end of the month.

Balancing/ancillary costs are based on the customer load and are determined by ERCOT through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply provided by the Company through its bilateral wholesale supply and the supply required to serve the Company’s customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through its load forecasting and forward purchasing programs.

NOTE 4 -                      RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance requiring changes to the presentation of comprehensive income which requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, which is not the method of presentation used by the Company, will no longer be permitted, as the Company has no comprehensive income. These changes will have no impact on the calculation and presentation of earnings per share. These changes, with retrospective application, become effective for the Company for interim and annual periods beginning in fiscal year 2013, with early adoption allowed. Other than the change in presentation, these changes will not have an impact on the consolidated financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In December 2010, the FASB issued ASU 2010 - 28 “Intangibles - Goodwill and Other (ASC Topic 350)”, which amended its existing guidance for goodwill and other intangible assets. This authoritative guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its

NOTE 4 -                      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

carrying amount. This authoritative guidance becomes effective for the Company in fiscal year 2012. The implementation of this authoritative guidance did not have a material impact on our consolidated financial position, results of operations and cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”. The amendments under ASU 2011-08 will allow entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for entities to consider in conducting the qualitative assessment. Entities will have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step quantitative goodwill impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal 2012 for the Company), and early adoption is permitted. Adoption of ASU 2011-08 did not have a material impact on the Company’s financial statements.

NOTE 5 -                      EQUITY

The Company issued 150,000 common shares for services valued at $150,000 for the three months ended March 31, 2012.

During 2011, the Company entered into an advisory agreement with Cambria Capital, LLC (“Cambria”) with respect to certain financial advisory, investment banking and related matters.  As compensation for these services, the Company granted Cambria a retainer warrant (“Warrant”) allowing Cambria the right to purchase 400,000 shares of common stock at exercise price of $0.60 per share and a term of 5 years and is fully assignable.

NOTE - 6                      COMMITMENT

On February 6, 2012, an application for an amendment to the Company’s Retail Electric Provider Certification was submitted to the PUCT which sought prior approval of a transaction by and between the Company and Castwell Precast Corporation (“Castwell”), a publicly traded Nevada corporation.  The application for amendment was requested to reflect a change in ownership in contemplation of a merger with Castwell.  On February 27, 2012, the application to amend the Company’s Retail Electric Provider Certification was approved.

The Company is required to maintain stockholder’s equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars and maintain an irrevocable stand-by letter of credit with a face value of $500,000.  The Company will remain subject to these minimum capital standards until February 2014. The Company is in compliance with this requirement as of March 31, 2012 and while the Company believes in the viability of its plan of operations and strategy to generate revenues and in its ability to raise additional funds, there can be no assurances that its plan of operations or ability to raise capital will be successful. The ability of the Company to grow is dependent upon the Company’s ability to further implement its business plan, generate revenues, and obtain additional financing, as needed.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the  consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

Due to possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report, which speak only as of the date of this Quarterly Report, or to make predictions about future performance based solely on historical financial performance.  We disclaim any obligation to update forward-looking statements contained in this Quarterly Report.

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”) and Castwell Precast Inc., a Utah corporation (“Precast Inc.”) (collectively referred to as the “Company”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

On March 27, 2012, Summer LLC became a wholly-owned subsidiary of Summer Energy Holdings, Inc. (formerly known as Castwell Precast Corporation) through a reverse acquisition transaction, which resulted in the former members of Summer LLC owning approximately 92.3% of the Summer Energy Holdings, Inc. outstanding common stock. The Company’s sole operations are conducted through Summer LLC.

On April 2, 2012 the Board of Directors adopted and approved an Audit Committee Charter, a Compensation Committee Charter and a corporate Code of Business Conduct and Ethics.

On  April 11, 2012, the Company posted copies of the new charters on its website. The Company’s website can be found at http://www.mysummerenergy.com. References to our website address do not constitute incorporation by reference of the information contained on our website and should not be considered part of this Quarterly Report.

Plan of Operation

The Company’s wholly owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (REP) in the State of Texas.   In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We intend to offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary target will be small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

We intend to evaluate opportunities to expand our areas of operations within Texas as certain market regions elect to opt-in to deregulation.  In addition, we intend to evaluate and pursue opportunities to acquire other REPs to the extent these acquisitions would provide value to us.

We began delivering electricity to customers in mid-February, 2012, beginning with a group of friends and family residential accounts, one large commercial customer, and several small commercial customers.  In mid-March, 2012, Summer LLC acquired a portfolio of approximately 2,500 primarily short-term residential customers from an REP that exited the market.
As of March 31, 2012, we had 9 full-time employees and no part time employees or independent contractors.

Results of Operations for the Three Months Ended March 31, 2012

Revenue--For the period January 1, 2012 through March 31, 2012, the Company generated $166,777 in electricity revenue primarily from one large commercial customer, several small commercial customers and from the acquisition of a portfolio of approximately 2,500 primarily short-term residential customers from another REP that exited the market.  Management plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of goods Sold and Gross Margin—For the period January 1, 2012 through March 31, 2012, cost of goods sold totaled $110,787, broken out between power purchase and balancing/ancillary charges and transportation and distribution providers’ charge.  Management expects to experience economies of scale, and a resulting increase in its gross margin percentage, as electricity revenue ramps up.

Operating expenses--Operating expenses for the period January 1, 2012 through March 31, 2012, total $707,614, consisting of general and administrative and start-up expenses of  $495,757, acquisition of residential customers of $28,180, and professional fees associated with the reverse acquisition of $183,677.

Net loss--Net loss for the period January 1, 2012 through March 31, 2012, totaled $667,793 and was primarily due to operating expenses, professional fees associated with the reverse acquisition, and amortization of financing costs.

Liquidity and Capital Resources

At March 31, 2012, our cash and cash equivalents totaled $1,254,927.  Our principal cash requirements are for operating expenses, including power purchases, employee cost, customer acquisition, capital expenditures and funding of the operations.  Our primary source of cash during the three month period ended March 31, 2012 was from the capital received pursuant to private placement of our common stock during 2011.  During 2011, the Company raised $2,522,500 cash and a $52,000 subscription receivable.

General – The Company experienced a net decrease in cash flows of $496,984 for the three month period ended March 31, 2012, attributable to cash used in operating activities of  $466,869, explained below, and cash used in investing activities of  $30,115 related to the purchase of property and equipment and a restricted certificate of deposit.

Cash Flows from Operating Activities – Net cash used in operations of  $466,869 for the three month period ended March 31, 2012, was primarily due to a net loss of $667,793, offset by changes in working capital accounts and non-cash expenses.

The Company has no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies. However, the Company will continue to evaluate acquisitions of and/or investments in products, technologies, or companies that complement its business and may make such acquisitions and/or investments in the future. Accordingly, the Company may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. The Company may not be able to obtain such financing on commercially reasonable terms, if at all. If the Company is able to obtain additional financing, such financing may result in restrictions on its operations, in the case of debt financing, or substantial dilution for stockholders, in the case of equity financing.

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the year ended December 31, 2012.  The anticipated source of funds is cash on hand and capital that we intend to raise during the second or third quarter of 2012.

Future Financing Needs

The Company did not commence operations and the generation of revenue until the three month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes the Company has adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.  However, the Company will require additional capital in order to meet minimum capital standards imposed by licensing authorities.  Those capital standards require the Company to maintain stockholder’s equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars and maintain an irrevocable stand-by letter of credit with a face value of $500,000.  The Company will remain subject to these minimum capital standards until February 2014.

While the Company believes in the viability of its plan of operations and strategy to generate revenues and in its ability to raise additional funds, there can be no assurances that its plan of operations or ability to raise capital will be successful. The ability of the Company to grow is dependent upon the Company’s ability to further implement its business plan, generate revenues, and obtain additional financing, as needed.

Off-Balance Sheet Arrangements

The Company’s existing wholesale power purchase agreement provides that the Company will provide additional credit support to cover mark-to-market risk in connection with the purchase of long term power.  A mark-to-market credit risk occurs when the price of previously purchased long term power is greater than the current market price for power purchased for the same term.   While we believe that the current environment of historically low power prices limits our exposure to risk, a collateral call, should it occur, could limit our working capital and, if the Company fails to meet the collateral call, could cause liquidation of power positions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

Part II—OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On April 2, 2012 the Board of Directors adopted and approved an Audit Committee Charter, a Compensation Committee Charter and a corporate Code of Business Conduct and Ethics.  The Code of Business Conduct is attached hereto as Exhibit 14.1.  The Audit Committee Charter and Compensation Committee Charter are attached hereto as Exhibits 99.1 and 99.2, respectively.

Effective May 10, 2012, the Company received approval from FINRA to change its stock symbol to SUME, in conjunction with the Company’s recent name change to Summer Energy Holdings, Inc.

ITEM 6.  EXHIBITS

No.	Item
14.1	Code of Business Conduct and Ethics
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

** Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMER ENERGY HOLDINGS, INC.

Date: May 14, 2012	By:	/s/Roderick L. Danielson
Roderick L. Danielson
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2012	/s/Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)