Form 10-Q
period 2012-06-30
SUMMER ENERGY HOLDINGS INC
filed 2012-08-14
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

N/A
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

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐  No ☑.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 8, 2012 was 10,714,711.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current Assets
Cash	$887,048	$1,751,911
Restricted cash	4,439	605
Accounts receivable, net	690,868	972
Prepaid and other current assets	75,636	13,075

Total current assets	1,657,991	1,766,563

Property and Equipment, net	48,595	2,126

Certificates of Deposit – Restricted	516,674	500,669

Deferred Financing Costs, net	161,108	194,444

Total assets	$2,384,368	$2,463,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$223,429	$16,962
Accrued expenses	534,930	200,000

Total current liabilities	758,359	216,962

Total liabilities	758,359	216,962

Commitments	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 100,000,000 shares
authorized, 10,714,711 and 9,547,624 shares
issued and outstanding at June 30, 2012, and
December 31, 2011, respectively	10,715	9,548
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	2,951,833	2,615,477
Accumulated deficit	(1,284,539)	(326,185)

Total stockholders’ equity	1,626,009	2,246,840

Total liabilities and stockholders' equity	$2,384,368	$2,463,802

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND FOR THE PERIOD
FROM APRIL 6, 2011 (INCEPTION) TO JUNE 30, 2011
(UNAUDITED)

	For the Three	For the Period	For the Six
	Months Ended	From Inception	Months Ended
	June 30, 2012	to June 30, 2011	June 30, 2012

Electricity Revenue	$1,025,409	$-	$1,192,186

Cost of Goods Sold
Power purchases and balancing/ancillary	436,963	-	495,682
Transportation and distribution providers charge	341,845	-	393,913

Total cost of goods sold	778,808	-	889,595

Gross Profit	246,601	-	302,591

General and Administrative	(521,000)	-	(1,228,614)

Operating Loss	(274,399)	-	(926,023)

Other Income (Expense)
Financing costs	(16,668)	-	(33,336)
Interest income	506	-	1,005

Total other income (expense)	(16,162)	-	(32,331)

Net Loss Before Income Taxes	(290,561)	-	(958,354)

Income Taxes	-	-	-

Net Loss	$(290,561)	$-	$(958,354)

Basic and diluted loss per share	$(0.03)	-	$(0.09)
Weighted average number of shares; Basic and diluted	10,551,800	113,118	10,119,686

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND FOR THE PERIOD
FROM APRIL 6, 2011 (INCEPTION) TO JUNE 30, 2011 (UNAUDITED)

	For the Six	For the Period
	Months Ended	From Inception
	June 30, 2012	to June 30, 2011

Cash Flows from Operating Activities
Net loss	$(958,354)	$-
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock for services	150,000	-
Interest earned	(1,005)	-
Depreciation of property and equipment	5,713	-
Amortization of deferred financing costs	33,336	-
Bad debt expense	11,922	-
Changes in operating assets and liabilities:
Accounts receivable	(701,818)	-
Prepaid and other current assets	(62,561)	-
Accounts payable	206,467	-
Accrued expenses	334,930	-

Net cash used in operating activities	(981,370)	-

Cash Flows from Investing Activities
Purchase of restricted cash	(3,834)	-
Purchase of certificate of deposit – restricted	(15,000)	-
Recapitalization	565	-
Purchase of property and equipment	(47,924)	-

Net cash used in investing activities	(66,193)	-

Cash Flows from Financing Activity
Proceeds from issuance of common shares
	182,700	48,306

Net cash provided by financing activity	182,700	48,306

Net Change in Cash	(864,863)	48,306

Cash at Beginning of Period	1,751,911	-

Cash at End of Period	$887,048	$48,306

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$436	$-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC
AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 1 -               ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) (“Castwell”) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”) and Castwell Precast, Inc. (“Precast Inc”) (collectively referred to as the “Company”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

On March 27, 2012, Summer LLC became a wholly-owned subsidiary of Summer Energy Holdings, Inc. (previously known as Castwell Precast Corporation) through a reverse acquisition transaction, which resulted in the former members of Summer LLC owning approximately 92.3% of Summer Energy Holdings, Inc.’s outstanding common stock.  The operations of Summer LLC are the Company’s sole line of business. The transaction was treated as a recapitalization of Summer LLC, and Summer LLC (and its historical financial statements) is the continuing entity for financial reporting purposes.

Summer LLC is a retail electric provider in the state of Texas under a license with the Public Utility Commission of Texas (“PUCT”).  Summer LLC procures wholesale energy and resells to commercial and residential customers.  Summer LLC was organized on April 6, 2011, under the laws of the state of Texas.

Precast Inc is an inactive corporation which management intends to close.

NOTE 2 -              BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the audited consolidated financial statements for the period ended December 31, 2011, and footnotes thereto included in the Company’s Form 8-K filed on March 30, 2012.

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

NOTE 3 -              SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Electricity revenue is recognized by the Company upon delivery of electricity to the customer’s meter.  This method of revenue recognition is commonly referred to as the flow method.  The flow method of revenue relies upon Electric Reliability Council of Texas (“ERCOT”) settlement statements to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.  Electricity revenue consists of proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost.

NOTE 3 -              SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by the Company’s average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Accounts receivable are customer obligations billed at the conclusion of a month’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of Goods Sold (“COGS”) include electric power purchased and pass through charges from the TDSP’s in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.

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

NOTE 4 -              LETTER OF CREDIT

On November 30, 2011, the Company entered into an agreement with two individuals pursuant to which such individuals agreed to act as sureties in connection with a combined $500,000 line of credit from a financial institution and certain extensions of credit by critical vendors which are necessary for the Company’s business.  Pursuant to such agreements, in consideration of the assisting parties’ extension of credit thereunder, the Company agreed to pay a total of $200,000 to the assisting parties or, at the assisting parties’ election, the assisting parties may each elect to receive 757,576 shares of common stock in the Company.    The assisting parties agreed to make assistance available to the Company within 10 business days of the Company’s written request and provide a guaranty to a financial institution.  The Company recorded a deferred financing cost that is being amortized over the life of the agreements.

Pursuant to such agreements, on May 10, 2012, the Company secured an irrevocable stand-by letter of credit in the amount of $50,000 with a financial institution for the benefit of ERCOT.  The letter of credit, which expires on May 10, 2013, is subject to automatic extension and renewal provisions.

NOTE 5 -               COMMON STOCK AND WARRANTS ISSUED FOR SERVICES

The Company issued 150,000 common shares for services valued at $150,000 during the six months ended June 30, 2012.

During 2011, the Company entered into an advisory agreement (the “2011 Advisory Agreement”) with Cambria Capital, LLC (“Cambria”) with respect to certain financial advisory, investment banking and related matters.  As compensation for these services, the Company granted Cambria a retainer warrant (“Warrant”) allowing Cambria the right to purchase 400,000 shares of common stock at an exercise price of $0.60 per share for a term of 5 years, which is fully assignable.  The 400,000 warrants granted to Cambria for advisory services were estimated to have a fair value of approximately $525 using the Black Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 17%, risk-free interest rate 0.90%, and expected life of 5 years.

NOTE 6 -               PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS

On May 2, 2012, the Company entered into a term sheet agreement (the “2012 Term Sheet”) with Cambria to act as the placement agent in connection with the Company’s private offering (the “2012 Offering”) of Investment Units to accredited investors for a purchase price of $20,000 per Investment Unit.  Each Investment Unit consists of 20,000 shares of common stock and a five year warrant to purchase up to 10,000 additional shares of common stock at an exercise price of $1.50 per share.  The investor warrants have a 5 year term and include piggy-back registration rights.  For the six months ended June 30, 2012, the Company issued 105,000 investor warrants associated with the private placement that were estimated to have a fair value of approximately $4,300.  For the six months ended June 30, 2012, the private placement resulted in the issuance of 210,000 shares of common stock (plus the 105,000 investor warrants mentioned above) in exchange for net cash proceeds to the Company of $182,700.

Under the terms of the 2012 Term Sheet and the 2011 Advisory Agreement, Cambria received: (i) a cash fee of 13% of the gross proceeds received in the 2012 Offering; (ii) selling warrants equal to 10% of the number of shares of common stock issued in the 2012 Offering; and (iii) the right to receive additional warrants in the Company upon an investors’ future exercise of investor warrants received in the 2012 Offering.

For the period ended June 30, 2012, the Company issued 21,000 seller warrants with an exercise price of  $1.50 to Cambria that were estimated to have a fair value of approximately $870.  The 13% cash fee, the fair value of seller warrants and future common shares are all netted against gross proceeds to arrive at the net amount received by the Company of $182,700.

The number of future warrants potentially issuable to Cambria upon investors’ future exercise of investor warrants is not estimable at this time.  However, the future warrants will be recorded as an increase and decrease to stockholders’ equity as the value would be a cost of capital.

Warrant activity for the period ended June 30, 2012, was as follows:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	400,000	$0.60
Granted	126,000	1.50
Exercised	-	-
Forfeited	-	-
Warrants outstanding, June 30, 2012	526,000	$0.82

NOTE 6 -               PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS (CONTINUED)

The assumptions used and the weighted average calculated value of warrants issued during the period ended June 30, 2012, were as follows:

Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected volatility	17.00%
Expected life	5 years
Weighted average calculated
value of warrants granted	$0.04

NOTE 7 -              COMMITMENT

On February 6, 2012, an application for an amendment to the Company’s Retail Electric Provider Certification was submitted to the PUCT which sought prior approval of a transaction by and between the Company and Castwell.  The application for amendment was requested to reflect a change in ownership in contemplation of a merger with Castwell.  On February 27, 2012, the application to amend the Company’s Retail Electric Provider Certification was approved.

The Company is required to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars for the purpose of obtaining certification and the Company or its guarantor must provide and maintain an irrevocable stand-by letter of credit with a face value of $500,000 for the purpose of maintaining certification.  The Company will remain subject to these minimum capital standards until February 2014.  The Company is in compliance with this requirement as of June 30, 2012 and while the Company believes in the viability of its plan of operations and strategy to generate revenues and in its ability to raise additional funds, there can be no assurances that its plan of operations or ability to raise capital will be successful.

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

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”) and Castwell Precast, Inc., a Utah corporation (“Precast Inc.”) (collectively referred to as the “Company” or “we” or “us”).

On March 27, 2012, Summer LLC became a wholly-owned subsidiary of Summer Energy Holdings, Inc. (formerly known as Castwell Precast Corporation) through a reverse acquisition transaction, which resulted in the former members of Summer LLC owning approximately 92.3% of the Summer Energy Holdings, Inc. outstanding common stock.  The Company’s sole operations are conducted through Summer LLC.

Plan of Operation

The Company’s wholly owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (“REP”) in the State of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

We began delivering electricity to customers in mid-February 2012, beginning with a group of friends and family residential accounts, one large commercial customer, and several small commercial customers.  In mid-March 2012, Summer LLC acquired a portfolio of approximately 2,500 primarily short-term residential customers from an REP that exited the market.

During the second quarter of 2012, we added two sales representatives to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout Texas.  In addition, we intend to evaluate and pursue opportunities to acquire other REPs to the extent these acquisitions would provide value to us.

As of June 30, 2012, we had 13 full-time employees and no part time employees or independent contractors.

For the Three Months Ended June 30, 2012, compared to the Period from April 6, 2011 (Inception) to June 30, 2011

Revenue – For the three months ended June 30, 2012, the Company generated $1,025,409 in electricity revenue primarily from one large commercial customer, several small commercial customers and from the acquisition of a portfolio of approximately 2,500 primarily short-term residential customers from another REP that exited the market. The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $33,970.  No revenues were recorded for the period ended June 30, 2011.  Management plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of Goods Sold and Gross Margin – For the three months ended June 30, 2012, cost of goods sold and gross profit totaled $778,808 and $246,601, respectively.  No cost of goods sold or gross profit were recorded in the period ended June 30, 2011.  Management expects to experience economies of scale, and a resulting increase in the gross margin percentage, as electricity revenue ramps up.

Operating expenses – Operating expenses for the three months ended June 30, 2012, totaling $521,000, consisting of general and administrative expenses of $441,558, professional fees associated with the reverse acquisition of $35,024, acquisition of residential customers of $16,168 and billing fees of $28,250.  Billing fees are primarily costs paid to third party EDI provider to handle transactions between us, ERCOT and the TSDPs in order to produce customer bills.

Net loss – Net loss for the three months ended June 30, 2012, totaled $290,561 and was primarily due to operating expenses and amortization of financing costs.

For the Six Months Ended June 30, 2012, compared to the Period from April 6, 2011 (Inception) to June 30, 2011

Revenue – For the six months ended June 30, 2012, the Company generated $1,192,186 in electricity revenue primarily from one large commercial customer, several small commercial customers and from the acquisition of a portfolio of approximately 2,500 primarily short-term residential customers acquired from another REP that exited the market.  No revenues were recorded for the period ended June 30, 2011.  Management plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of Goods Sold and Gross Profit – For the six months ended June 30, 2012, cost of goods sold and gross profit totaled $889,595 and $302,591, respectively.  No cost of goods sold and gross profit were recorded in the six months ended June 30, 2011.   Management expects to experience economies of scale, and a resulting increase in the gross margin percentage, as electricity revenue ramps up.

Operating expenses – Operating expenses for the six months ended June 30, 2012, totaling $1,228,614, consisting of general and administrative of $916,796, professional fees associated with the reverse acquisition of $218,700, acquisition of residential customers of $44,318 and billing fees of $48,800.

Net loss – Net loss for the six months ended June 30, 2012 totaled $958,354 and was primarily due to operating expenses, professional fees associated with the reverse acquisition, and amortization of financing costs.

Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, our cash totaled $887,048 and $1,751,911, respectively.  Our principal cash requirements for the quarter ended June 30, 2012, were for operating expenses, including power purchases, employee cost, customer acquisition, capital expenditures and funding of the operations.  Our primary source of cash during the quarter ended June 30, 2012 was from the capital received pursuant to a private placement of our common stock and warrants.  During the period ended June 30, 2012 and 2011, the Company raised net proceeds of $182,700 and $48,306, respectively.

General – The Company’s decrease in net cash flow during the first six months of 2012 when compared to the first six months of 2011 is attributable to $981,370 cash used in operating activities during the first six months of 2012, $66,193  cash used in investing activities during that same period, the purchase of property and equipment for $47,924 during the first six months of 2012, and the purchase of a certificate of deposit in the amount of $15,000 during such period.  These increases in cash expenditures were offset by $182,700 received by the Company from the sale of our common stock and warrants in a private placement.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the year ended December 31, 2012.  The anticipated source of funds is cash on hand and capital that we intend to raise during the third quarter of 2012.

Future Financing Needs

The Company did not commence operations and the generation of revenue until the three month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes the Company has adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.  However, the Company will require additional capital in order to meet minimum capital standards imposed by licensing authorities.  Those capital standards require the Company to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars and the Company or its guarantor must provide and maintain an irrevocable stand-by letter of credit with a face value of $500,000 for the purpose of maintaining certification.  The Company will remain subject to these minimum capital standards until February 2014.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Part II—OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Between May 29, 2012 and June 19, 2012, the Company received subscriptions from investors to purchase Investment Units (“Units”) comprised of common stock and warrants for gross proceeds of $210,000.  Each Unit consists of (i) 20,000 shares of the Company’s common stock (the “Common Stock”) and (ii) a five year warrant (each a “Warrant” and collectively “Warrants”) to purchase 10,000 shares of Common Stock for $1.50 per share.  In certain instances the Company accepted subscriptions for fractional Units.  The Company intends to use the proceeds from this offering for general corporate and working capital purposes.

As consideration for the sale of the aforementioned securities, the Company agreed to pay Cambria Capital, LLC a cash fee consisting of $27,300 in sales commissions and expense reimbursements (the “Placement Agent Fee”), along with the issuance of a Warrant (the “Placement Agent Warrant”) to purchase up to 21,000 shares of Common Stock for $1.50 per share.   Cambria Capital, LLC is an affiliate of Michael Vanderhoof, a member of the Board of Directors of the Company. The engagement of Cambria Capital, LLC, the payment of the Placement Agent Fee and the issuance of the Placement Agent Warrant to Cambria Capital, LLC were approved by at least a majority of the disinterested members of the Board of Directors following full disclosure of Mr. Vanderhoof’s interest in Cambria Capital, LLC.

The Common Stock and Warrants were offered to accredited investors in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Our reliance on Regulation D under the Securities Act of 1933 was based in part upon written representations made by each party investing in the offering that: (a) such party is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act of 1933, (b) the party agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act of 1933 and any applicable state securities laws, or an exemption from such registration is available, (c) the party has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, (d) the party had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the party has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  In any instant in which we relied upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, management made the determination, based upon written representations, that each investor was an “accredited investor” as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Our reliance upon Section 4(2) of the Securities Act of 1933 was based in part upon the following factors: (a) the issuance of the securities was an isolated private transaction by us which did not involve a public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the placement agent.

ITEM 6.  EXHIBITS

No.	Item
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUMMER ENERGY HOLDINGS, INC.

Date: August 13, 2012	By:	/s/Roderick L. Danielson
Roderick L. Danielson
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2012	/s/Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)