Form 10-Q
period 2012-09-30
SUMMER ENERGY HOLDINGS INC
filed 2012-11-14
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 9, 2012 was 11,314,711.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$292,002	$1,751,911
Restricted cash	50,661	605
Accounts receivable, net	1,560,625	972
Prepaid and other current assets	124,404	13,075

Total current assets	2,027,692	1,766,563

Property and Equipment, net	112,033	2,126

Certificates of Deposit – Restricted	517,180	500,669

Deferred Financing Costs, net	144,440	194,444

Total assets	$2,801,345	$2,463,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$82,007	$16,962
Accrued expenses	1,112,418	200,000

Total current liabilities	1,194,425	216,962

Total liabilities	1,194,425	216,962

Commitments	-	-

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 10,814,711 and 9,547,624 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	10,815	9,548
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	3,046,733	2,615,477
Accumulated deficit	(1,398,628)	(326,185)

Total stockholders’ equity	1,606,920	2,246,840

Total liabilities and stockholders' equity	$2,801,345	$2,463,802

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND
FOR THE PERIOD FROM APRIL 6, 2011 (INCEPTION) TO SEPTEMBER 30, 2011
(UNAUDITED)

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Period From Inception April 6, 2011 to September 30, 2011

Electricity Revenue	$2,625,373	$-	$3,817,559	$-

Cost of Goods Sold
Power purchases and balancing/ancillary	1,165,594	-	1,661,275	-
Transportation and distribution providers charge	911,234		- 1,305,148	-

Total cost of goods sold	2,076,828	-	2,966,423	-

Gross Profit	548,545	-	851,136	-

General and Administrative	646,475	59,516	1,875,089	59,516

Operating Loss	(97,930)	(59,516)	(1,023,953)	(59,516)

Other Income (Expense)
Financing costs	(16,668)	-	(50,004)	-
Interest income	509	-	1,514	-

Total other expense	(16,159)	-	(48,490)	-

Net Loss Before Income Taxes	(114,089)	(59,516)	(1,072,443)	(59,516)

Income Taxes	-	-	-	-

Net Loss	$(114,089)	$(59,516)	$(1,072,443)	$(59,516)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.10)	$(0.02)
Weighted average number of shares; basic and diluted	10,759,276	7,322,022	10,335,226	3,822,632

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
 AND FOR THE PERIOD
FROM APRIL 6, 2011 (INCEPTION) TO SEPTEMBER 30, 2011
 (UNAUDITED)

	For the Nine Months Ended September 30, 2012	For the Period From Inception (April 6, 2011) to September 30, 2011

Cash Flows from Operating Activities
Net loss	$(1,072,443)	$(59,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock for services	150,000	-
Interest earned	(1,511)	-
Depreciation of property and equipment	12,794	-
Amortization of deferred financing costs	50,004	-
Bad debt expense	47,756	-
Changes in operating assets and liabilities:
Accounts receivable	(1,607,409)	(5,000)
Prepaid and other current assets	(111,329)	-
Accounts payable	65,045	327
Accrued expenses	912,418	-

Net cash used in operating activities	(1,554,675)	(64,189)

Cash Flows from Investing Activities
Purchase of restricted cash	(50,056)	(1,301)
Purchase of certificate of deposit – restricted	(15,000)	(500,000)
Recapitalization	565	-
Purchase of property and equipment	(118,443)	-

Net cash used in investing activities	(182,934)	(501,301)

Cash Flows from Financing Activity
Proceeds from issuance of common shares and warrants	277,700	2,497,500

Net cash provided by financing activities	277,700	2,497,500

Net Change in Cash	(1,459,909)	1,932,010

Cash at Beginning of Period	1,751,911	-

Cash at End of Period	$292,002	$1,932,010

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$848	$-
Non-cash Transactions:
Subscription Receivable	$-	$52,000

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012 (UNAUDITED)

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) (“Castwell”) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”) and Castwell Precast, Inc. (“Precast Inc”) (collectively referred to as the “Company,” “we,” “us,” or “our.”All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements of the United States Securities and Exchange Commission (“SEC”) for unaudited interim financial information.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  For further information, refer to the audited consolidated financial statements for the period ended December 31, 2011, and footnotes thereto included in our Form 8-K filed on March 30, 2012.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our electricity revenue is recognized by our Company upon delivery of electricity to a customer’s meter.  This method of revenue recognition is commonly referred to as the flow method.  The flow method of revenue relies upon Electric Reliability Council of Texas (“ERCOT”) settlement statements to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.  Electricity revenue consists of proceeds from energy sales, including, pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Accounts receivable are customer obligations billed at the conclusion of a month’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of Goods Sold (“COGS”) include electric power purchased and pass through charges from the TDSP’s in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.

The energy portion of our COGS is comprised of two components:  bilateral wholesale costs and balancing/ancillary costs.  These two cost components are incurred and recognized differently as follows:

Bilateral wholesale costs are incurred through contractual arrangements with wholesale power suppliers for firm delivery of power at a fixed volume and fixed price.  We are invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due 20 days after the end of the month

Balancing/ancillary costs are based on the customer load and are determined by ERCOT through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our  load forecasting and forward purchasing programs.

NOTE 4 - LETTERS OF CREDIT

On November 30, 2011, we entered into an agreement with two individuals pursuant to which such individuals agreed to act as sureties in connection with a combined $500,000 line of credit from a financial institution and certain extensions of credit by critical vendors which are necessary for our business.  Pursuant to such agreements, in consideration of the assisting parties’ extension of credit thereunder, we agreed to pay a total of $200,000 to the assisting parties or, at the assisting parties’ election, the assisting parties may each elect to receive 757,576 shares of common stock.  The assisting parties agreed to make assistance available to us within 10 business days of our written request and provide a guaranty to a financial institution.  We recorded a deferred financing cost that is being amortized over the three (3) year life of the agreements.

Pursuant to such agreements, on January 27, 2012, we secured an irrevocable stand-by letter of credit in the amount of $50,000 with a financial institution for the benefit of a wholesale energy provider.  On August 18, 2012, the irrevocable stand-by letter of credit for the benefit of a wholesale energy provider was increased by $120,000 to $170,000.  The letter of credit, which expires on January 31, 2013, is subject to automatic extension and renewal provisions.

Pursuant to such agreements, on May 10, 2012, we secured an irrevocable stand-by letter of credit in the amount of $50,000 with a financial institution for the benefit of ERCOT.  The letter of credit, which expires on May 10, 2013, is subject to automatic extension and renewal provisions.

NOTE 5 - COMMON STOCK AND WARRANTS ISSUED FOR SERVICES

We issued 150,000 shares of our common stock for services valued at $150,000 during the nine months ended September 30, 2012.

During 2011, we entered into an advisory agreement (the “2011 Advisory Agreement”) with Cambria Capital, LLC (“Cambria”) with respect to certain financial advisory, investment banking and related matters.  As compensation for these services, we granted Cambria a retainer warrant (“Warrant”) allowing Cambria the right to purchase 400,000 shares of our common stock at an exercise price of $0.60 per share for a term of 5 years, which is fully assignable. The 400,000 warrants granted to Cambria for advisory services were estimated to have a fair value of approximately $525 using the Black Scholes option pricing model based on the following assumptions: expected dividend yield 0%, expected volatility 17%, risk-free interest rate 0.90%, and expected life of 5 years.

NOTE 6 - PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS

On May 2, 2012, we entered into a term sheet agreement (the “May 2012 Term Sheet”) with Cambria to act as the placement agent in connection with our private offering (the “May 2012 Offering”) of “Investment Units” to accredited investors for a purchase price of $20,000 per Investment Unit.  Each Investment Unit consists of (i) 20,000 shares  shares of common stock priced at $1.00 per share and (ii) a five year warrant to purchase up to 10,000 shares of common stock at an exercise price of $1.50 per share.   The investor warrants have a 5 year term and include piggy-back registration rights.  For the nine months ended September 30, 2012, we issued 155,000 investor warrants associated with the May 2012 Offering that were estimated to have a relative fair value of approximately $6,360.  For the nine months ended September 30, 2012, the May 2012 Offering resulted in the issuance of 310,000 shares of common stock (plus the 155,000 investor warrants mentioned above) in exchange for net cash proceeds of $277,700.

Under the terms of the May 2012 Term Sheet and the 2011 Advisory Agreement, Cambria received: (i) a cash fee of 13% of the gross proceeds received in the May 2012 Offering; (ii) selling warrants equal to 10% of the number of shares of common stock issued in the May 2012 Offering; and (iii) the right to receive additional warrants upon an investors’ future exercise of investor warrants received in the May 2012 Offering.  The May 2012 Term Sheet was amended in July 2012 to include provisions that in the event we, our management, affiliates, agents or consultants introduced a potential investor to Cambria who participates in the offering, we will only pay Cambria a commission equivalent to 5% of the gross sales price of the shares of common stock sold.  The May 2012 Term Sheet, as amended, expired September 20, 2012.

During the nine months ended September 30, 2012, we issued 21,000 seller warrants with an exercise price of $1.50 to Cambria that were estimated to have a fair value of approximately $870. The cash fee, the fair value of seller warrants and future common shares are all recorded as a cost of capital.

The number of future warrants potentially issuable to Cambria upon investors’ future exercise of investor warrants is not estimable at this time.  However, the future warrants will be recorded as an increase and decrease to stockholders’ equity as the value would be a cost of capital.

Warrant activity for the period ended September 30, 2012, was as follows:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	400,000	$0.60
Granted	176,000	1.50
Exercised	-	-
Forfeited	-	-
Warrants outstanding, September 30, 2012	576,000	$0.82

The assumptions used and the weighted average calculated value of warrants issued during the nine months ended September 30, 2012, were as follows:

Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected volatility	17.00%
Expected life	5 years
Weighted average calculated value of warrants granted	$0.04

NOTE 7 - COMMITMENT

On February 6, 2012, an application for an amendment to our Retail Electric Provider Certification was submitted to the PUCT which sought prior approval of a transaction by and between us and Castwell.  The application for amendment was requested to reflect a change in ownership in contemplation of a merger with Castwell.  On February 27, 2012, the application to amend our Retail Electric Provider Certification was approved.

We are required to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars for the purpose of obtaining certification and we or our guarantor must provide and maintain an irrevocable stand-by letter of credit with a face value of $500,000 for the purpose of maintaining certification.  We will remain subject to these minimum capital standards until February 2014.  We are  in compliance with this requirement as of September 30, 2012, and while we believe in the viability of our plan of operations and strategy to generate revenues and in our  ability to raise additional funds, there can be no assurances that our plan of operations or ability to raise capital will be successful.

NOTE 8 – SUBSEQUENT EVENTS

On October 12, 2012, we accepted a subscription from an accredited investor to purchase 12.5 Investment Units for a purchase price of $20,000 per Investment Unit, for gross proceeds to the Company of $250,000.  No placement agent fees were paid in connection with this investment.

On November 7, 2012, we accepted a subscription from an accredited investor to purchase 12.5 Investment Units for a purchase price of $20,000 per Investment Unit, for gross proceeds to the Company of $250,000.  No placement agent fees were paid in connection with this investment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”) and Castwell Precast Inc., a Utah corporation (“Precast Inc”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

On March 27, 2012, Summer LLC became a wholly-owned subsidiary of Summer Energy Holdings, Inc. (formerly known as Castwell Precast Corporation) through a reverse acquisition transaction, which resulted in the former members of Summer LLC owning approximately 92.3% of the Summer Energy Holdings, Inc. outstanding common stock.  Our sole operations are conducted through Summer LLC.

Plan of Operation

Our wholly owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (REP) in the State of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

We began delivering electricity to customers in mid-February 2012, beginning with a group of friends and family residential accounts, one large commercial customer, and several small commercial customers.  In mid-March 2012, Summer LLC acquired a portfolio for $45,000 of approximately 2,500 primarily short-term residential customers from a REP that exited the market.

During the second quarter of 2012, we added two sales representatives to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout Texas.  In addition, we intend to evaluate and pursue opportunities to acquire other REPs to the extent these acquisitions would provide value to us.

As of September 30, 2012, we had 17 full-time employees, no part time employees and one independent contractor.

Quarter Ended September 30, 2012, compared to the Quarter Ended September 30, 2011

Revenue – For the quarter ended September 30, 2012, we generated $2,625,373 in electricity revenue primarily from one large commercial customer, several small commercial customers and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $54,213.  No revenues were recorded for the quarter ended September 30, 2011.  Management plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of Goods Sold and Gross Margin – For the quarter ended September 30, 2012, cost of goods sold and gross margin totaled $2,076,828 and $548,545, respectively.  No cost of goods sold or gross margin were recorded in the quarter ended September 30, 2011.  Management expects to experience economies of scale, and a resulting increase in the gross margin percentage, as electricity revenue ramps up.

Operating expenses – Operating expenses for the quarter ended September 30, 2012, totaled $646,475, consisting of general and administrative expenses of $567,955, costs associated with the acquisition of residential customers of $190, bank service fees of $24,785, collection fees of $16,429, and $37,116 of billing fees.  Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs.

Net loss – Net loss for the quarter ended September 30, 2012, totaled $114,089 and was primarily due to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Nine Months Ended September 30, 2012, compared to the period from inception to ended September 30, 2011

Revenue – For the nine months ended September 30, 2012, the Company generated $3,817,559 in electricity revenue primarily from one large commercial customer, several small commercial customers, from the addition of various long and short-term residential customers and from the acquisition of a portfolio of approximately 2,500 primarily short-term residential customers from another REP that exited the market.  No revenues were recorded for the period from inception to September 30, 2011.  Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.  Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the nine months ended September 30, 2012, cost of goods sold and gross margin totaled $2,966,423 and $851,136, respectively.  No cost of goods sold and gross margin were recorded for the period from inception to September 30, 2011.   Management expects to experience economies of scale, and a resulting increase in the gross margin percentage, as electricity revenue ramps up.

Operating expenses – Operating expenses for the nine months ended September 30, 2012, totaling $1,875,089, consisting of general and administrative of $1,458,959, professional fees associated with the reverse acquisition of $218,700, costs associated with the acquisition of residential customers of $44,509, bank fees of $42,729, collection fees of $24,277 and $85,915 of billing fees.

Net loss – Net loss for the nine months ended September 30, 2012, totaled $1,072,443 and was primarily due to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale, professional fees associated with the reverse acquisition, and amortization of financing costs.

Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, our cash totaled $292,002 and $1,751,911, respectively.  Our principal cash requirements for the quarter ended September 30, 2012, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures.  Our principal cash requirements for the quarter ended September 30, 2011, were for startup activities.  Our primary source of cash during the period from inception to September 30, 2011 was from the capital received pursuant to a private placement of our common stock.  During the nine month period ended September 30, 2012 and the period from inception to September 30, 2011, the Company raised net proceeds of $277,700 and $2,497,500, respectively.  During the quarter ended September 30, 2012, the Company raised net proceeds of $95,000 from the sale of our common stock and warrants in the May 2012 Offering and the primary source of cash during such quarter was from electricity revenues.

General – The Company’s decrease in net cash flows during the first nine months of 2012 when compared to the period from inception to September 30, 2011 is attributable to $1,554,675 cash used in operating activities during the first nine months of 2012 and $182,934 cash used in investing activities during that same period.    These increases in cash expenditures were offset by $277,700 received by the Company from the sale of our common stock and warrants in the May 2012 Offering.

The Company has no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies. However, we  will continue to evaluate acquisitions of and/or investments in products, technologies, or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all.  If we are able to obtain additional financing, such financing may result in restrictions on our operations, in the case of debt financing, or substantial dilution for stockholders, in the case of equity financing.

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the year ended December 31, 2012.  The anticipated source of funds is cash on hand, the capital raised through the quarter ended September 30, 2012, and electricity revenues through the year ended December 31, 2012.

Future Financing Needs

The Company did not commence operations and the generation of revenue until the three month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes that we have adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.  However, we will require additional capital in order to meet minimum capital standards imposed by licensing authorities.  Those capital standards require us to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars and to maintain an irrevocable stand-by letter of credit with a face value of $500,000.  We will remain subject to these minimum capital standards until February 2014.

While we believe in the viability of our plan of operations and strategy to generate revenues and in our ability to raise additional funds, there can be no assurances that our plan of operations or ability to raise capital will be successful.  The ability to grow is dependent upon our ability to further implement our business plan, generate revenues, and obtain additional financing, as needed.

Off-Balance Sheet Arrangements

Our existing wholesale power purchase agreement provides that we will provide additional credit support to cover mark-to-market risk in connection with the purchase of long term power.  A mark-to-market credit risk occurs when the price of previously purchased long term power is greater than the current market price for power purchased for the same term.  While we believe that the current environment of historically low power prices limits our exposure to risk, a collateral call, should it occur, could limit our working capital and, if we fail to meet the collateral call, could cause liquidation of power positions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the period of time covered by this Quarterly Report has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

SUMMER ENERGY HOLDINGS, INC.

Date: November 14, 2012	By:	/s/Roderick L. Danielson
Roderick L. Danielson
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2012	/s/Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)