Form 10-K
period 2012-12-31
SUMMER ENERGY HOLDINGS INC
filed 2013-03-28
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-35496

SUMMER ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2722022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bering Drive, Suite 260
(Address of principal executive offices) (Zip Code)

(713) 375-2790
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                 No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]                 No [X]

The aggregate market value of the Registrant’s shares held by non-affiliates as of June 30, 2012 was $5,500,042, based upon an isolated sale of the registrant’s $0.001 par value common stock for $1.00 per share in a private transaction which included the grant of a warrant to purchase one share of common stock for an exercise price of $1.50 for each one share of common stock purchased.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by directors, executive officers and shareholders who beneficially own 10% or more of the registrant’s outstanding shares.  This determination of affiliate status is not a determination of affiliate status for other purposes.  The registrant has one class of securities, its $0.001 par value common stock.

As of March 28, 2013, the registrant had 12,954,863 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2013 Annual Meeting of Stockholders.

SUMMER ENERGY HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

Cautionary Note Regarding Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this “Annual Report”), which are deemed to be “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make.  Such factors are set forth in the “Business” section, the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.

PART I

ITEM 1.	BUSINESS.

Introduction

Summer Energy Holdings, Inc. (including our subsidiaries, Summer Energy, LLC (“Summer LLC”), Summer EM Marketing, LLC (“Marketing LLC”) and Castwell Precast, Inc. (“Precast Inc.”), are referred to collectively in this Annual Report, as the “Company,” “Summer Energy,” “we,” “our” and “us”).   The Company’s primary business operations are conducted through Summer LLC, our wholly-owned subsidiary.  Summer LLC is a Texas limited liability company that has been licensed within the State of Texas as a Retail Electric Provider (“REP”) by the Public Utility Commission of Texas (“PUCT”).  As stated above, references to the “Company,” the “Registrant,” “we,” our,” and “us” or similar terms, refer to Summer Energy Holdings, Inc. (f/k/a Castwell Precast Corporation), and its predecessors and its subsidiaries (including Summer LLC), except where the context makes clear that the reference is only to Summer LLC.

For more information on the Company and our products and services, please see the information set forth below or visit our website at www.summerenergy.com.  The inclusion of our internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website.  Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the Securities and Exchange Commission (the “SEC”) are generally available through the EDGAR system maintained by the SEC at www.sec.gov.

Description of Our Company and Predecessor

The Company was incorporated in the State of Nevada under the name Castwell Precast Corporation on March 25, 2005.  On March 27, 2012, the Company (f/k/a Castwell Precast Corporation), closed the transaction (the “Transaction”) contemplated by that certain Agreement and Plan of Contribution entered into on January 17, 2012 among the Company, Summer LLC, and the individual members of Summer LLC.  A copy of the Contribution Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2012, and the description contained herein of the terms of the Contribution Agreement is qualified in its entirety by reference to the provisions thereof.  Further, a more complete description of the Transaction is set forth in the Company’s Current Report on Form 8-K dated March 30, 2012.  Prior to the consummation of the Transaction, the Company’s principal business activity, carried out entirely through its wholly-owned subsidiary Precast Inc., was the manufacture and installation of decorative window wells made from precast concrete.  Precast Inc. was incorporated in the State of Utah on March 24, 2005.  The Company ceased the business of manufacturing and installing decorative window wells, and currently conducts the business of purchasing and reselling electric power within the State of Texas through its wholly owned subsidiary Summer LLC.

Overview

Following the Transaction, the Company now carries on, through Summer LLC, the business of an REP in the State of Texas, with head offices located at 800 Bering Drive, Suite 260, Houston, Texas 77057.  The Company’s telephone number is (713) 375-2790, its fax number is (713) 375-2794, and its website is www.summerenergy.com.  The information accessible through the Company’s website does not constitute part of, and is not incorporated by reference into, this Annual Report.

Summer LLC was organized as a Texas limited liability company on April 6, 2011, by the filing of a certificate of organization with the Texas Secretary of State.  In September of 2011, Summer LLC was awarded a license by the Public Utility Commission of Texas (PUCT) to operate as an REP in Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As an REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We will offer our customers competitive electricity rates, flexible payment and pricing choices, simple offers with understandable terms, and responsive customer service.

We offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary targets are small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  At this time, a majority of our customers are located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

We rely upon established relationships and low-cost branding programs to attract commercial and residential customers.  We continue to evaluate opportunities to expand our areas of operations within Texas as certain market regions elect to opt-in to deregulation.  In addition, we continue to evaluate and pursue opportunities to acquire other REPs to the extent these acquisitions would provide value to us.

In most jurisdictions, we will be required to enter into agreements with local transmission and distribution service providers for use of the local distribution and transmission systems and operation of functional interfaces necessary for us to serve our customers. With respect to energy supply, we utilize wholesale purchase agreements with wholesale energy providers.  We serve as our own qualified scheduling entity for open market purchases and sales of electricity, forecasting our energy demand, and conducting procurement activities through an experienced team of professionals. The forecast for electricity load requirements is based on our aggregate customer base currently served and anticipated weather conditions, as well as forecasted customer acquisition and attrition. We continuously monitor and update our supply positions based on our retail demand forecasts and market conditions. Our policy is to maintain a balanced supply/demand book to limit commodity risk exposure.  At this time, we do not plan on maintaining a financial book in addition to our physical supply/demand book for risk-hedging purposes.

We began delivering electricity to customers in mid-February, 2012, beginning with a group of friends and family residential accounts, one large commercial customer, and several small commercial customers.  We have continued to experience growth in our customer base since that time.

As of December 31, 2012, we had twenty full-time employees, no part time employees and one independent contractor.

Regulatory Environment and the Texas Retail Electric Market

Deregulation of the wholesale electricity market in Texas began in 1995, enabling independent power generators and/or suppliers to:  (i) establish operations in Texas alongside those of the regulated utilities; and (ii) gain access to the transmission capabilities of the power grid. Additional legislation in 1999 created an integrated marketplace by linking generators, transmission and delivery companies, REPs, and the independent grid operator, which is the Electric Reliability Council of Texas (“ERCOT”).  Beginning January 2002, pursuant to Senate Bill 7, Texas electricity consumers had the choice of picking their Retail Electricity Provider, or REP.  As a result of these legislative developments, former integrated utilities were essentially split apart into three business segments: (1) unregulated wholesale power generators; (2) regulated transmission and distribution service providers (“TDSPs”); and (3) unregulated REPs.

In the market, REPs that were spun off from previously integrated utilities are referred to as “affiliated REPs.” When affiliated REPs operate in their incumbent markets (an incumbent market refers to those areas previously served by the integrated utility), they are sometimes referred to as “incumbent REPs.”  Incumbent REPs are subject to restrictions on their ability to compete on price in their incumbent markets in order to foster competition.  The two largest affiliated REPs in Texas are TXU and Reliant Energy, situated in the Dallas/Ft. Worth and Houston areas, respectively.

The primary responsibilities of an REP in Texas include customer account initiation and termination, energy supply management and scheduling, billing/remittance processing, and customer service.  All REPs must be certified by ERCOT to operate within the Texas market.

ERCOT was founded in 1970, and it oversees all aspects of the Texas power grid for the deregulated market.  Under deregulation, ERCOT serves as the Independent System Operator (“ISO”) of the power grid and enables REPs, generators, TDSPs, and ultimately customers, to operate in a deregulated marketplace.  ERCOT is responsible for coordinating and monitoring all communications by and between the power generator, the retail electric provider and the TDSP, including customer sign up, meter reading and billing between the end user, power generator and the REP.

Subsequent Legislative Developments in Texas

Following its initial efforts at deregulation, Texas adopted subsequent legislation that: (i)  allowed retail customers situated in the ERCOT region of Texas to choose an REP;  (ii) permitted REPs who are not affiliated with an incumbent utility in a particular market to, with certain exceptions, directly disconnect customers who fail to pay their power bills in a timely manner; and  (iii) removed pricing restrictions otherwise known as “Price to Beat” from Incumbent/affiliated REPs, creating a true deregulated competitive market.

Markets Outside of Texas

If the Company enters deregulated markets outside of Texas, we will be required to operate within the specific regulatory environment of such state or region. The rules in the other markets vary from Texas, with some aspects being more favorable and some less favorable than Texas. We will evaluate the regulatory environment of each market, in addition to other operational, financial and customer considerations, before determining whether to pursue other market area opportunities.  At this time, we have not formulated any plans to enter markets outside of Texas, and we do not plan to enter other markets until such time as we have secured a stable market position within Texas.

Marketing and Sales

The Company is in the process of implementing a multi-tiered marketing and sales strategy.  The short-term emphasis is on controlled growth, utilizing indirect marketing through third-party relationships. Indirect marketing efforts, including the following, allow the Company to facilitate growth while keeping expenses low by avoiding the expense associated with creating and managing a full sales team:

•	Aggregators, Brokers, Consultants - often referred to as “ABC’s” in the retail power industry;
•	Affinity Programs - airline miles, credit card points, and participating gift cards;
•	Multifamily Housing Programs - incentivizing property management companies based on referrals to their tenants;
•	Referrals - reaching out to individuals connected to the community and providing incentives for sign ups; and
•	Charitable Programs - enhancing referral programs and offering customers the chance to donate referral fees to local charitable organizations.

As the Company grows, we expect to achieve long-term growth by building our in-house sales team to manage our third-party, as well as our direct marketing efforts.  Our direct marketing efforts will include, without limitation:

•	In-house sales staff focused on small to medium sized commercial sales;
•	Face-to-face marketing, including presentations, customer meetings, and business development through newly-formed relationships with consumers (a/k/a cold calling);
•	Direct sales using independent sales associates;
•	Responding to website inquiries from commercial businesses;
•	Identifying opportunities in underserved markets (e.g. South Texas and West Texas); and
•	Community Involvement - establishing our brand throughout the community by giving back and volunteering our time and assistance.

Relationship marketing will play a key role in both channels and should facilitate growth in the marketplace.

Competition and Perceived Competitive Advantages

As more fully set forth under the heading entitled “Risk Factors,” the Company faces competition from many competitors who have significantly greater financial resources, well-established brand names, and large, existing installed customer bases. We expect the level of competition to intensify in the future.  There is also significant competition from incumbent, traditional, and new electricity providers which may be better capitalized than the Company.

It is understood that there is significant competition in the retail electric market; however, most established competitors target the larger customer segment such as large commercial and industrial operations.  This creates a niche that we aggressively target. We focus on small to medium size commercial, residential, and select large businesses in our core marketing efforts.  We believe this market segment will yield a higher per-unit-margin with improved customer loyalty.

The Company anticipates the addition of new market participants.  Recent entries into the marketplace include single-client companies established for a select number of large electricity users such as refineries or industrial plants.  These new participants’ strategy is to focus most of their marketing dollars on high-end users, as they assume the larger customers provide the highest return.   The Company differentiates its strategy by focusing on the small to mid-size customer segment and building lasting relationships through excellent customer service, flexible terms, unique sales techniques, and competitive pricing.

The Company’s present management and staff have significant experience working in the Texas retail energy market.  Management and staff also have experience with retail electric providers who operate in Maryland, the District of Columbia and Massachusetts.  We believe management’s experience with these entities will contribute to management’s ability to market and grow the Company into a successful retail electricity provider in Texas.

Because of management’s prior experience, management and staff have developed and maintained strong connections with agents, brokers, property owners and others in the Texas market.  Through these relationships, the Company anticipates building sales momentum.

Intellectual Property

The Company has not applied for any patents or copyrights.  The Company has filed a trademark application for “Summer Energy.”  The Company has not spent any significant time since its inception on research and development activities.

Additional Information

As more fully set forth under the heading entitled “Risk Factors,” the Company is subject to governmental regulation and will face additional costs in complying with such regulations.  At this time, the Company does not have an estimate of its annual regulatory compliance costs.

ITEM 1A.	RISK FACTORS

Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below in addition to the other information contained in this Annual Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K.  The risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on the Company, our business, financial condition, results of operations and/or liquidity could be seriously harmed.  In that event, the market price of our common stock will likely decline, and you may lose all or part of your investment.

In General

Risks Factors Related to Our Business and Industry

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of development. Summer LLC, the Company’s wholly-owned subsidiary that will be conducting the Company’s business operations, has conducted little operations in the recent past.  We may not successfully address the usual and ordinary risks and uncertainties associated with being an early stage company or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a material adverse effect upon us and may force us to reduce or curtail our operations. No assurance can be given that we will operate profitably.  Even though we are being managed by individuals with significant industry experience, our limited operating history makes it difficult to predict the long-term success of our business model.

We depend on key personnel.

For the foreseeable future, our success will depend largely on management’s industry knowledge, marketing skills and relationships with key investors, customer bases, and industry leaders. The Company has employment agreements with management and other key personnel.  Should any of these individuals leave the Company, it may have a material adverse effect on our future results of operations.

Recourse to the Company’s assets.

Outside of our wholesale contracts, our customer contracts, and our REP certificate, the Company currently has limited assets that are available to satisfy liabilities and other obligations of the Company.  If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets.

We will indemnify Management and the members of the Board of Directors.

These key decision-makers will be entitled to indemnification from the Company except in certain circumstances, as more fully set forth in our Articles of Incorporation, Bylaws and separate indemnification agreements.

Stockholders shall have no right to participate in management of the Company.

Stockholders in the Company will not have the right to participate in the management of the Company or in decisions made by the Management on the Company’s behalf.  As a result, stockholders will have almost no control over their investments in the Company or their prospects with respect thereto.

Uncertain economic conditions.

Recent economic events have created uncertainty with respect to the condition of the economy in the United States. Certain economic factors and indicators have suggested that such events have had a substantial negative effect on the economies of the United States and Texas.  Furthermore, several industries have experienced financial difficulties.  In addition, there have been material adverse effects on the world’s economies caused by illegal activities in the business and accounting professions resulting in significant declines in the United States equity markets.  Other equity markets have been similarly affected.  It is impossible to determine at this time the long-term effects of these events and conditions on the economy. Any negative change in the general economic conditions could adversely affect the financial condition and our operating results. Unforeseen incidents, such as terrorist attacks, corporate fraud or general weakness in the economy, could have a negative impact on the overall economic state of the market in which we intend to market and utilize our products and services.  The Company may experience difficulty in raising additional capital necessary for expenses and growth, may experience underfunding due to the timing of payments received and due to the seasonality of the Texas market and customer electricity usage.

Adequacy of funds for operations or capital expenditures.

To the extent that the Company’s expenses increase, unanticipated expenses arise, or capital expenditures are necessary, and accumulated reserves are insufficient to meet such expenses, the Company may be required to obtain cash advances and additional funds through borrowing or additional equity raises, if available.  Such debt and/or equity raises may have a material negative adverse effect on the Company’s profitability.

We are wholly dependent on power generators.

We rely on a limited number of suppliers of wholesale electricity in order to meet our customers’ needs. The unavailability of electricity from one or more of our suppliers at times of high demand could have an adverse impact on our financial condition if we are forced to purchase substantial electricity supply in the open market to meet customer demand at a time when energy prices are volatile.

Presently, we have entered into a wholesale credit agreement with a provider that will allow us to purchase electricity in Texas with the credit backing of the provider.  At the time of this Annual Report, this is our only agreement in place to purchase wholesale electricity.   Under this agreement, we have granted the provider a first lien on our receivables, assets and contracts. All payments received by the Company from customers will be placed in a lock-box and distributed to the Company after the provider has received payment for the wholesale electricity.  Other providers may require similar credit terms as we negotiate similar contracts.

Our REP certification is subject to PUCT review.

The PUCT (the Public Utility Commission of Texas) may at any time initiate an investigation into whether our operations comply with PUCT rules and whether we have met all of the requirements for REP certification, including financial requirements.  Any revocation of our REP certification would mean that we would no longer be allowed to provide electricity to retail customers.  Such decertification would undoubtedly have a material effect on our results of operations, liquidity, and financial condition.

Volatile energy prices and regulatory risk.

Sustained high energy prices and/or ongoing price volatility also creates a risk of increased regulatory and/or legislative intervention, which may limit our flexibility within the deregulated market.  In addition, ERCOT possesses significant regulatory control over our business.  Factors outside of our control may cause ERCOT to change its regulatory structure at any time, which may have an adverse effect upon our business. Additionally, the PUCT may impose rules and regulations that adversely affect the Company’s operations, finances and business practices.

The Company believes that competitive markets yield a broad range of innovative prices and service alternatives to consumers and ultimately lead to the most efficient use of resources.  We believe regulatory entities should continue to take actions that encourage competition in the industry, but no assurance can be given that this will be the case. Regulatory and/or legislative intervention could disrupt the relationship in electricity prices, which could impact the Company’s results of operations.  The Company’s earnings and cash flows may also be adversely affected in any period in which the demand for power significantly varies from forecasted supply, which may occur due to, among other factors, weather events, competition and economic conditions.

Reliance on transmission and distribution service providers (“TDSPs”) affiliated with our competitors to perform some functions for our customers.

Under our regulatory structure, we will be required to enter into agreements with local incumbent utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. While we are optimistic about our ability to enter into acceptable agreements in Texas, any delay in future negotiations for access or our inability to enter into reasonable agreements to operate could delay or negatively impact our ability to serve our customers, which could have a material negative impact on our business, results of operations, and financial condition.

We are dependent on TDSPs for maintenance of the infrastructure through which we deliver electricity to our retail customers. Any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers with our service and could have a material adverse effect on our results of operations, financial condition and cash flow.  Additionally, we are dependent on TDSPs for performing service initiations and changes, and for reading our customers’ energy meters. We are required to rely on the TDSPs, or, in some cases, ERCOT, to provide us with our customers’ information regarding energy usage, and we may be limited in our ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the TDSPs or ERCOT could have a material adverse effect on our business, results of operations, financial condition, and cash flow.  In addition, any operational problems with our new systems and processes could similarly have a material adverse effect on our business, results of operations, financial condition, and cash flow.  Further, we rely on the TDSPs to properly repair and maintain electrical lines in outages caused by severe weather which may produce a delay in providing service to the Company’s customers, which can negatively impact the Company.

We are subject to government regulation and extensive government regulation may increase our costs and slow our growth.

Significant regulations imposed at the federal, state, and local levels govern the provision of utility services and affect our business and our existing and potential competitors.  Delays in receiving required regulatory approvals, the enactment of adverse legislation, regulations or regulatory requirements, or the application of existing laws and regulations to certain services may have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which we intend to operate, in ways not necessarily to our advantage.

In addition, ERCOT has and may continue to modify the market structure and other market mechanisms in an attempt to improve market efficiency. Moreover, existing regulations may be revised or reinterpreted and new laws and regulations may be adopted or become applicable to our commercial activities. These actions could have a material adverse effect on our results of operations, financial conditions and cash flows.

New legislation or regulation.

We cannot determine what effect additional state or federal governmental legislation, regulations, or administrative orders, when and if promulgated, would have on our business in the future. New legislation or regulations may require the reformulation of our business to meet new standards, require us to cease operations, impose stricter qualification and/or registration standards, impose additional record keeping, or require expanded consumer protection measures.

Reliance on information technology systems; Collection of sensitive customer data.

Our business is dependent on information sharing among market participants (including ERCOT, the TDSPs, and third-party service providers). This information includes customer enrollment information, ERCOT transactions, meter readings, invoices for wire line charges, etc.  Therefore, our success as an independent REP is impacted by our ability to handle this information and we are dependent on third parties to provide timely and accurate information to us. We rely on a combination of internal systems including telephone, Internet, load forecasting, as well as systems operated by third parties.  Failure to receive timely and accurate information could have an adverse impact on our business.

We have implemented, or intend to implement, both processes and infrastructure to provide for redundancy of core data due to business interruption associated with our billing platform; however, that is only one component of our business model. In addition, our systems and those we rely upon from third parties need continued development and investment to ensure reliability and scalability as our business grows at a rapid rate.

Despite the implementation of security measures, our networks may be vulnerable to unauthorized access, computer viruses and other disruptive problems. A party who is able to circumvent security measures could misappropriate proprietary information or cause interruptions in our Internet operations. We may be required to expend significant capital or other resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. Although we intend to continue to implement industry-standard security measures, there can be no assurance that measures implemented by us will not be circumvented in the future.

Our business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, drivers license numbers, social security numbers and bank account information. We may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services. It is possible that our security controls over personal data, our training of employees and consultants on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information.  If a significant breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or our business may be subject to legal claims, any of which may contribute to the loss of customers and have a negative impact on the business and/or results of operations.

Certain political and natural events may affect our Company.

Catastrophic events or geo-political conditions may disrupt our business. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event or natural disaster could cause delays in performing critical functions.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.

Weather and other related commodity risks may affect our ability to manage and maintain a balanced supply/demand book.

Commitments for future purchase of electricity supply (forward power contracts) are based not only on our expected customer base at a given point in time, but also weather forecasts for the geographical areas in which we operate. We plan to maintain a long position in our forward power contracts (contracted electricity supply purchases are slightly greater than forecasted demand by our customers) to minimize the need to purchase power on the balancing markets at varying market prices. However, fluctuations in actual weather conditions may have an impact on the actual power needs of customers on a given day. Extreme weather conditions may force us to purchase electricity in the balancing market on days when weather is unexpectedly severe, and the pricing for balancing market energy may be significantly higher on such days than the cost of electricity in our existing fixed priced contracts. Unusually mild weather conditions could leave us with excess power which may be sold in the balancing market at a loss if the balancing market price is lower than the Company’s cost of electricity in our existing fixed priced contracts.

Commodity pricing is an inherent component of our business operations and our financial results. The prevailing market prices for electricity and fuel may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition, and cash flows. Changes in market prices for electricity and fuel may result from any of the following:

•	weather conditions;
•	seasonality;
•	demand for energy commodities and general economic conditions;
•	forced or unscheduled plant outages;
•	disruption of electricity or gas transmission or transportation infrastructure or other constraints or inefficiencies;
•	addition of generating capacity;
•	availability of competitively priced alternative energy sources;
•	availability and levels of storage and inventory for fuel stocks;
•	natural gas, crude oil and refined products, and coal production levels;
•	the creditworthiness or bankruptcy or other financial distress of market participants;
•	changes in market liquidity;
•	natural disasters, wars, embargoes, acts of terrorism and other catastrophic events; and
•	federal and state governmental regulation and legislation.

We may have difficulty obtaining a sufficient number of customers.

We anticipate that we will incur significant costs as we enter new markets and pursue customers by utilizing a variety of marketing methods. In order for us to recover these expenses, we must attract and retain a large number of customers.  While the Company is optimistic, there can be no assurance that efforts to secure customers will provide the revenue base needed to succeed in Texas and/or expand into additional markets.

We may experience difficulty attracting customers because many customers may be reluctant to switch to a new supplier for a commodity as critical to their well-being as electric power. A major focus of our ongoing marketing efforts will be to demonstrate to potential customers that we will be a reliable provider with sufficient resources to meet our commitments. If our marketing strategy does not prove to be successful, our business, results of operations, and financial condition will be materially adversely affected.

We bear the credit risk and billing responsibility for our customers.

In Texas, the sole market in which we currently operate, we are responsible for the billing and collection functions for our customers. As we seek to expand our operations into additional markets, the billing and collection functions may also be our responsibility. In many of these markets, we may be limited in our ability to terminate service to customers who are delinquent in payment.  Even if we terminate service to customers who fail to pay their electricity bill in a timely manner, we may remain liable to our suppliers and to the local utilities for services related to the transmission and distribution of the electricity. The failure of our customers to pay their bills in a timely manner or our failure to maintain adequate billing and collection programs could materially adversely affect our business.

We may not be able to manage our growth successfully.

The development of our operations will depend upon, among other things, our ability to create and expand our customer base in Texas and to enter new markets in a timely manner and at reasonable costs. In addition, we anticipate that our employee base will grow in order for us to accommodate our increased customer base. We may experience difficulty managing the growth of a portfolio of customers that is diverse both with respect to the types of services they will require, the market rules in their jurisdiction and the infrastructure required to deliver electricity to those customers. Expanding our operations may also require continued development of our operating and financial controls and may place additional stress on our management, finances and operational resources. If we are unable to manage our growth and development successfully, our operating results and financial condition could be materially adversely affected.

We will face strong competition from incumbent utilities and other competitors.

The market in which the Company operates is highly competitive.  The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future.  We expect significant competition from incumbent, traditional, and new electricity providers which may be better capitalized than the Company.

In most markets, our principal competitor may be the local incumbent utility’s unregulated affiliates.  These affiliates have the advantage of long-standing relationships with their customers, and they may have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do.  In addition, incumbent utilities have been subject to regulatory oversight, in some cases for close to a century, and thus have a significant amount of experience regarding the regulators’ policy preferences as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service.

Some of our competitors, including affiliated retailers, have formed alliances and joint ventures in order to compete in the restructured, deregulated retail electricity industry.  Many customers of these incumbent utilities may decide to stay with their long-time energy provider if they have been satisfied with its service in the past.

In addition to competition from the incumbent utilities and their affiliates, we face competition from a number of other energy service providers, including start-up companies focusing on internet marketing and online services, and other energy industry participants who may develop businesses that will compete with us in both local and national markets.  Many of these competitors or potential competitors are larger than the Company and have access to more significant capital resources.

Payment defaults by other REPs to ERCOT.

In the event of a default by an REP of its payment obligations to ERCOT, the portion of that obligation that is unrecoverable by ERCOT from the defaulting REP is assumed by the remaining market participants in proportion to each participant’s load ratio. As an REP and market participant in ERCOT, we may have to pay a portion of the amount owed to ERCOT should such a default occur, and ERCOT is not successful in recovering such amounts. As an early stage company, any such default of an REP in its obligations to ERCOT could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

ERCOT has experienced problems with its information systems.

Problems in the flow of information between ERCOT, TDSPs, and the REPs have resulted in delays and other problems in enrolling and billing customers. When customer enrollment transactions are not successfully processed by all involved parties, ownership records in the various systems supporting the market are not synchronized properly and subsequent transactions for billing and settlement are adversely affected. The impact may mean that we are not listed as the electric provider-of-record for intended or agreed upon time periods, delays in receiving customer consumption data that is necessary for billing and settlement either through ERCOT or directly with TDSPs, as well as the incorrect application of rates or prices and imbalances in our electricity supply forecast and actual sales.

Our revenues and results of operations may be adversely impacted by the ERCOT market’s transition from a zonal to a nodal wholesale market structure.

Substantially all of our business is located in the ERCOT market, which has transitioned from a zonal market structure with four congestion management zones to a nodal market structure that directly manages congestion on a localized basis. In a nodal market, the prices received and paid for electric power are based on pricing determined at specific interconnection points on the transmission grid (i.e., Locational Marginal Pricing), which could result in lower revenues or higher costs. This market structure change could have a significant impact on the profitability and value of our business depending on how the Locational Marginal Pricing develops, particularly if such development ultimately results in lower revenue due to lower wholesale electricity prices, increased costs to service end-user electricity demand, or increased collateral posting requirements with ERCOT.

Our future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

Settlement information for most operating activity is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day.  ERCOT has the ability to resettle any operating day at any time after the six month settlement period, usually the result of a lingering dispute, an alternative dispute resolution process, or litigated event. As a result, we are subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting our future reported results of operations.

Our results of operations and financial condition could be negatively impacted by any development or event beyond our control that causes economic weakness in the ERCOT market.

We are not geographically diversified.  We derive substantially all of our revenues from operations in the ERCOT market, which covers approximately 75% of the geographical area in the State of Texas.  As a result, regardless of the state of the economy in areas outside the ERCOT market, economic weakness in the ERCOT market could lead to reduced demand for electricity in the ERCOT market. Such a reduction could have a material negative impact on our results of operations, liquidity, and financial condition.

Risks Related to the Company

We may have contingent liabilities related to the Company’s operations prior to the Transaction of which we are not aware and for which we have not adequately provisioned.

Prior to the consummation of the Transaction, the Company was engaged in the business of manufacturing and installing decorative window wells made from precast concrete.  We cannot ensure that there are no material claims outstanding, or other circumstances of which we are not aware, that would give rise to a material liability relating to these prior operations, even though we have not recorded any provisions in our financial statements related to such potential liabilities. If we are subject to past claims or material obligations relating to our operations prior to the consummation of the Transaction, such claims could materially adversely affect our business, financial condition, and results of operations.

Risks Related to the Transaction and the Ownership of the Common Stock of the Company

We face increased costs and demands upon management and accounting and finance resources as a result of complying with the laws and regulations affecting public companies; any failure to establish and maintain adequate internal controls over financial reporting or to recruit, train and retain necessary accounting and finance personnel could have an adverse effect on our ability to accurately and timely prepare our consolidated financial statements.

As a public operating company, we incur significant administrative, legal, accounting and other burdens and expenses beyond those of a private company, including those associated with corporate governance requirements and public company reporting obligations.  In particular, we may need to enhance and supplement our internal accounting resources with additional accounting and finance personnel with the requisite technical and public company experience and expertise, as well as refine our quarterly and annual financial statement closing process, to enable us to satisfy such reporting obligations.  However, even if we are successful in doing so, there can be no assurance that our finance and accounting organization will be able to adequately meet the increased demands that result from being a public company.

Furthermore, we will be required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting.  These assessments will need to include disclosure of identified material weaknesses in our internal control over financial reporting.  Testing and maintaining internal control over financial reporting will involve significant costs and could divert management’s attention from other matters that are important to our business.  Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

We devote significant resources to address these public company-associated requirements, including compliance programs and investor relations, as well as our financial reporting obligations. Complying with these rules and regulations increases our legal and financial compliance costs and makes some activities more time-consuming and costly.

An active, liquid and orderly trading market for our common stock may not develop, and the price of our stock may be volatile and may decline in value.

There currently is not an active public market for our common stock. An active trading market may not develop or, if developed, may not be sustained. The lack of an active market may impair the ability of stockholders to sell shares of common stock at the time they wish to sell them or at a price they consider reasonable.  An inactive market may also impair our ability to raise capital by selling shares of common stock and may impair our ability to acquire other companies or assets by using shares of our common stock as consideration.

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets.  Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance.

The Company may not be able to attract the attention of brokerage firms.

Because the Transaction is characterized as a “reverse acquisition,” securities analysts of brokerage firms may not provide coverage of the Company.   No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future, should the need arise.

Our common stock may not be eligible for listing on a national securities exchange.

Our common stock is not currently listed on a national securities exchange, and we do not currently meet the initial quantitative listing standards of a national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing.  Our common stock is currently quoted on the OTC Markets and, until our common stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the OTC Markets, another over-the-counter quotation system, or in the “pink sheets.”  In these venues, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital in the future.

The Company’s common stock may be considered “a penny stock” and may be difficult to sell.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock is likely to be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

Our stockholders may experience significant dilution if future equity offerings are used to fund operations or acquire complementary businesses.

If we engage in capital raising activities in the future, including issuances of common stock, to fund the growth of our business, our stockholders could experience significant dilution.  In addition, securities issued in connection with future financing activities or potential acquisitions may have rights and preferences senior to the rights and preferences of our common stock. We have an equity incentive plan pursuant to which equity awards may be granted to eligible employees (including our executive officers), directors and consultants, if our board of directors determines that it is in the best interest of the Company and our stockholders to do so. The issuance of shares of our common stock upon the exercise of any such equity awards may result in dilution to our stockholders and adversely affect our earnings.

If securities or industry analysts do not publish, or cease publishing, research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by whether industry or securities analysts publish research and reports about us, our business, our market or our competitors and, if any analysts do publish such reports, what they publish in those reports. We may not obtain analyst coverage in the future. Any analysts that do cover us may make adverse recommendations regarding our stock, adversely change their recommendations from time to time, and/or provide more favorable relative recommendations about our competitors. If any analyst who may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, or if analysts fail to cover us or publish reports about us at all, we could lose, or never gain, visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We do not anticipate paying any dividends in the foreseeable future.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future.

The forward looking statements contained in this Annual Report may prove incorrect.

This Annual Report contains certain forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Annual Report will, in fact, transpire.  Any negative change in the factors listed above could adversely affect the financial condition and operating results of the Company and its products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently lease approximately 6,467 square feet of office space at 800 Bering Drive, Suite 260, Houston, Texas 77057, pursuant to a lease agreement, as amended, that expires on August 31, 2016.  The current base lease payments under the lease are $10,913 per month.  The premises are sufficient for the Company’s current needs.  We also currently sublease a portion of the premises to third parties pursuant to unwritten month-to-month arrangements for which we receive approximately $4,500 per month.   The sublease arrangement is scheduled to terminate on April 30, 2013.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor have any material proceedings been terminated during the fiscal year ended December 31, 2012.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Markets, OTCQB, under the symbol “SUME”.  As such, the market for our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national exchange.

There is not, nor has there ever been, an active trading market for our common stock, and no information is available for the price of our common stock.  As of March 27, 2013, there were no published bids or asked quotations for the Company’s common stock on the OTC Markets.

Holders

On March 27, 2013, we had approximately 113 stockholders of record.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.  The future payment of dividends, if any, will be determined by our Board of Directors (the “Board”) in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.

Repurchases

During the fiscal year ended December 31, 2012, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2012 with respect to our existing equity compensation plans under which shares of our common stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	-	-	660,000
Equity compensation plans not approved by security holders (2):	421,000	$0.64	-
Total	421,000		-

(1)	This plan is the 2012 Stock Option and Stock Award Plan.
(2)	From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance based compensation.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”) and Castwell Precast Inc., a Utah corporation (“Precast Inc.”) and Summer EM Marketing (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

On March 27, 2012, Summer LLC became a wholly-owned subsidiary of Summer Energy Holdings, Inc. (formerly known as Castwell Precast Corporation) through a reverse acquisition transaction, which resulted in the former members of Summer LLC owning approximately 92.3% of the Summer Energy Holdings, Inc. outstanding common stock.  Our sole operations are conducted through Summer LLC.

Precast Inc. is an inactive corporation which management intends to close.

Marketing, LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.  As of December 31, 2012, Marketing LLC had no business activity.

Overview

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

During the year ended 2012, we added three sales representatives to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout Texas.  In addition, we intend to evaluate and pursue opportunities to acquire other REPs to the extent these acquisitions would provide value to us.

As of December 31, 2012, we had twenty full-time employees, no part time employees and one independent contractor.

Application of Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management’s view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with accounting principles generally accepted in the U.S., which is referred to as “GAAP.”  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate these estimates, including those related to stock-based compensation, customer programs and incentives, bad debts, supply inventories, intangible assets, income taxes, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

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

Cost of Goods Sold (“COGS”) include electric power purchased and pass through charges from the TDSP’s in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the Public Utility Commission of Texas (PUCT).

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

Balancing/ancillary costs are based on the customer load and are determined by ERCOT through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing.

Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost granted to employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.  Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends. Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what has been recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Income Taxes

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense.  These estimates and assumptions are based on the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) relating to accounting for uncertainty in income taxes.  Our policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes.  Implementation of this requirement requires the exercise of significant judgment. Recognizing deferred tax assets will increase tax benefits and increase net income.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the period in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits and penalties in income tax expense.

New Customer Implementation Costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our statements of operations and cash flows during the implementation phase.

Warrants

The Company’s common stock warrants are measured at fair value using the Black-Scholes valuation model which takes into account, as of the measurement date, factors including the current exercise price, the term of the instrument, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the item.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 2 of our financial statements for a summary of our significant accounting policies.

Results of Operations

Year Ended December 31, 2012, compared to the Period from Inception (April 6, 2011) to December 31, 2011

Revenue – For the year ended December 31, 2012, the Company generated $6,294,545 in electricity revenue primarily from one large commercial customer, several small commercial customers, from the addition of various long and short-term residential customers and from the acquisition of a portfolio of approximately 2,500 primarily short-term residential customers from another REP that exited the market.  No revenues were recorded for the period from inception to December 31, 2011.  Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.  Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Profit – For the year ended December 31, 2012, cost of goods sold and gross profit totaled $5,089,833 and $1,204,712, respectively.  No cost of goods sold and gross profit were recorded for the period from inception to December 31, 2011.   Management expects to experience economies of scale, and a resulting increase in the gross profit percentage, as electricity revenue ramps up.

Operating expenses – Operating expenses for the year ended December 31, 2012, totaled $2,758,951, consisting of general and administrative of $2,251,672, professional fees associated with the reverse acquisition of $218,700, costs associated with the acquisition of residential customers of $45,000, bank fees of $86,100, collection fees of $33,692 and $123,787 of billing fees.

Net loss – Net loss for the period ended December 31, 2012, totaled $1,618,873 and was primarily due to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale, professional fees associated with the reverse acquisition, and amortization of financing costs.

Liquidity and Capital Resources

 At December 31, 2012 and 2011, our cash totaled $281,269 and $1,751,911, respectively.  Our principal cash requirements for the year ended December 31, 2012, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures.  Our principal cash requirements for the year ended December 31, 2011, were for startup activities.  Our primary source of cash during the period from inception to December 31, 2011 was from the capital received pursuant to a private placement of our common stock.  During the year ended December 31, 2012 and the period from inception to December 31, 2011, the Company raised net proceeds of $777,701 and $2,522,500, respectively.  During the year ended December 31, 2012, the primary source of cash was from electricity revenues.

General - The Company’s decrease in net cash flows during 2012 when compared to the period from inception to December 31, 2011 is attributable to $1,920,049 cash used in operating activities during the year ended December 31, 2012 and $328,294 cash used in investing activities during that same period.  These increases in cash expenditures were offset by $777,701 received by the Company from the sale of our common stock and warrants in private placements conducted in 2012.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business in the upcoming year ending December 31, 2013.  The anticipated source of funds is the capital raised through the year ended December 31, 2012, and electricity revenues in the upcoming year ending December 31, 2013.

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

While we believe in the viability of our plan of operations and strategy to generate revenues and in our ability to raise additional funds, there can be no assurances that our plan of operations or ability to raise capital will be successful.  The ability to grow is dependent upon our ability to further implement our business plan, generate revenues, and obtain additional financing, if and as needed.

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

Related Party Transactions

Neil Leibman is a party to a three (3) year credit facility agreement (the “Leibman Credit Facility Agreement”) dated November 30, 2011 with the Company.  Pursuant to the Leibman Credit Facility Agreement, the Company agreed to pay Mr. Leibman $100,000, or, at Mr. Leibman’s election, common stock of the Company, in exchange for acting as a surety in connection with a $250,000 line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out is business.  Pursuant to the Leibman

Credit Facility Agreement, and Mr. Leibman’s election, the Company issued 757,576 shares of common stock to Mr. Leibman on December 3, 2012.  Mr. Leibman was appointed as an officer and director of the Company on January 21, 2013.

Tom O’Leary is a party to a three (3) year credit facility agreement (the “O’Leary Credit Facility Agreement”) dated November 30, 2011 with the Company.  Pursuant to the O’Leary Credit Facility Agreement, the Company agreed to pay Mr. O’Leary $100,000, or, at Mr. O’Leary’s election, common stock of the Company, in exchange for acting as a surety in connection with a $250,000 line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out is business.  Pursuant to the O’Leary Credit Facility Agreement, and Mr. O’Leary’s election, the Company issued 757,576 shares of common stock to Mr. O’Leary on December 3, 2012.  Mr. O’Leary was appointed as a director of the Company on March 8, 2013.

Rod Danielson and Wallace DeHay entered into an agreement with the Company on December 16, 2011 to provide a credit enhancement to assist the Company in obtaining a $50,000 credit facility.   In consideration for such assistance, the Company issued Mr. Danielson 30,758 shares of common stock of the Company and issued Mr. DeHay 120,757 shares of common stock of the Company.

Michael Vanderhoof is a member of Cambria Asset Management, LLC.   On November 11, 2011 Summer LLC entered into a Financial Advisory Agreement with Cambria Capital, LLC (“Cambria”) a subsidiary of Cambria Asset Management LLC.  Cambria, a FINRA member broker-dealer, was engaged to act as an exclusive advisor to the Company with respect to certain financial advisory, investment banking and related matters.  Although Mr. Vanderhoof was not a related party at the time the Financial Advisory Agreement was entered into, he became a related party upon the closing of the Transaction and upon being elected as a director of the Company.  Pursaunt to such Financial Advisory Agreement, the Company engaged Cambria to assist the Company with a private placement of common stock and warrants conducted in 2012.  As part of such offering, we agreed to pay Cambria a placement fee of $32,300 in sales commissions, reimburse for costs associated with the placement and to issue a warrant to purchase up to 21,000 shares of common stock exercisable at a price of $1.50 per share. The engagement of Cambria, the payment of the placement fee and the issuance of the warrant to Cambria were approved by a majority of the disinterested members of the Board after full disclosure of Mr. Vanderhoof’s interest. We additionally granted piggyback registration rights to Cambria in this offering that are the same as those afforded to the investors in the offering.

Contractual Obligations, Contingent Liabilities and Commitments

We currently lease approximately 6,467 square feet of office space in Houston, Texas pursuant to a lease agreement, as amended, that expires on August 31, 2016.   The base lease payments through August 31, 2012 were $10,636.  Beginning September 1, 2013 the base lease payments will be as follows:

Rent Period	Sq. Ft.	Monthly Base Rent
9/1/2013 - 8/31/2014	6,467	$10,913
9/1/2014 – 8/31/2015	6,467	$11,182
9/1/2015 – 8/31/2016	6,467	$11,451

The company currently subleases a portion of this space to third parties pursuant to unwritten month-to-month arrangements for which it receives approximately $4,500 per month.   The sublease arrangement is scheduled to terminate on April 30, 2013.   The premises are sufficient for the Company’s current needs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2012, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2013 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information with respect to compensation of our executive officers appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information with respect to the security ownership of certain beneficial owners and management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information with respect to certain relationships and related transactions with management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information with respect to the principal accounting fees and services appearing in the Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

     (1)           Financial Statements

The following consolidated financial statements, and related notes thereto of our independent auditor are filed as part of this Annual Report:

     (2)           Financial Statement Schedules

All other financial statement schedules were omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

     (3)           Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

Summer Energy Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Summer Energy Holdings, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended and period from inception (April 6, 2011) to December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summer Energy Holdings, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended and period from inception (April 6, 2011) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ LBB & Associates Ltd., LLP

Houston, Texas
March 26, 2013

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2012 and 2011
	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$281,269	$1,751,911
Restricted cash	76,219	605
Accounts receivable, net	1,539,555	972
Prepaid and other current assets	201,235	13,075

Total current assets	2,098,278	1,766,563

Property and equipment, net	215,527	2,126

Certificates of deposit – restricted	517,701	500,669

Deferred financing costs, net	127,772	194,444

Total assets	$2,959,278	$2,463,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$104,881	$16,962
Accrued wholesale power purchased	417,085	-
Accrued expenses	576,823	200,000

Total current liabilities	1,098,789	216,962

Commitments

Stockholders’ Equity
Preferred stock - $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 12,954,863 and 9,547,624 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	12,955	9,548
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	3,844,592	2,615,477
Accumulated deficit	(1,945,058)	(326,185)

Total stockholders’ equity	1,860,489	2,246,840

Total liabilities and stockholders’ equity	$2,959,278	$2,463,802

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2012 and For the Period From
Inception (April 6, 2011) to December 31, 2011
	For the Year Ended December 31, 2012	For the Period From Inception to December 31, 2011

Revenue	$6,294,545	$-

Cost of Goods Sold
Power purchases and balancing/ancillary	2,677,719	-
Transportation and distribution providers charge	2,412,114	-

Total cost of goods sold	5,089,833	-

Gross Profit	1,204,712	-

General and Administrative	(2,758,951)	(321,468)

Operating Loss	(1,554,239)	(321,468)

Other Income (Expense)
Financing costs	(66,672)	(5,556)
Interest income	2,038	839

Total other income (expense)	(64,634)	(4,717)

Net Loss Before Income Taxes	(1,618,873)	(326,185)

Income Taxes	-	-

Net Loss	$(1,618,873)	$(326,185)

Basic and diluted loss per share	$(0.15)	$(0.06)
Weighted average number of shares	10,664,436	5,650,820

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Year Ended December 31, 2012 and For the Period From
Inception (April 6, 2011) to December 31, 2011

	Common Stock
	Shares	Amount	Subscription Receivable	Additional paid in capital	Accumulated Deficit	Total

Balance, April 6, 2011

Issuance of Common Stock for Cash	9,396,109	$9,396	$(52,000)	$2,565,104	-	$2,522,500

Issuance of Common Stock and Warrants for Service	151,515	152	-	50,373	-	50,525
	-	-	-	-
Net Loss					(326,185)	(326,185)

Balance at December 31, 2011	9,547,624	9,548	(52,000)	2,615,477	(326,185)	2,246,840

Issuance of Common Stock for Services	275,000	275	-	249,725	-	250,000

Issuance of Common Stock Associated with May Term Sheet for Cash, Net	310,000	310	-	277,391	-	277,701

Issuance of Common Stock Associated with the October Offering for Cash, Net	500,000	500	-	499,500	-	500,000

Issuance of Common Stock for payment for availability of credit facility	1,515,152	1,515	-	198,485	-	200,000

Recapitalization	807,087	807	-	4,014	-	4,821

Net loss	-	-	-	-	(1,618,873)	(1,618,873)

Balance at December 31, 2012	12,954,863	$12,955	$(52,000)	$3,844,592	$(1,945,058)	$(1,860,489)

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2012 and For the Period From Inception (April 6, 2011) to December 31, 2011
	For Year Ended December 31, 2012	For the Period From Inception to December 31, 2011
Cash Flows from Operating Activities
Net loss	$(1,618,873)	$(326,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock for services	250,000	50,000
Warrants for services	-	525
Interest earned	(2,032)	(669)
Depreciation of property and equipment	29,102	61
Amortization of deferred financing costs	66,672	5,556
Bad debt expense	97,297	-
Changes in operating assets and liabilities:
Accounts receivable	(1,635,880)	-
Deferred financing costs	-	(200,000)
Prepaid and other current assets	(188,160)	(14,047)
Accounts payable	87,917	16,962
Accrued wholesale power purchased	417,085	-
Accrued expenses	576,823	200,000

Net cash used in operating activities	(1,920,049)	(267,797)

Cash Flows from Investing Activities
Purchase of restricted cash	(75,614)	(605)
Certificate of deposit	(15,000)	(500,000)
Recapitalization	564	-
Purchase of property and equipment	(238,244)	(2,187)

Net cash used in investing activities	(328,294)	(502,792)

Cash Flows from Financing Activity
Proceeds from issuance of common shares in a private placement, net	777,701	2,522,500

Net cash provided by financing activity	777,701	2,522,500

Net Change in Cash	(1,470,642)	1,751,911

Cash at Beginning of Period	1,751,911	-

Cash at End of Period	$281,269	$1,751,911

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$848	$-
Non-cash Transactions:
Common stock issued for relief of availability of credit facility	$200,000	$-
Subscription Receivable	$-	$52,000

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) (“Castwell”) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”), Castwell Precast, Inc. (“Precast Inc”) and Summer EM Marketing, LLC (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “us,” or “our.”  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Marketing, LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.  As of December 31, 2012, Marketing LLC had no business activity.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

customer’s receivable account.  Unbilled accounts as of December 31, 2012 were estimated at $825,911.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice.   The balances past due are subject to a late fee that is assessed on that billing.

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

Basic and Diluted Loss Per Unit

Basic loss per share are computed by dividing net loss applicable to the weighted-average number of shares outstanding during the period.  Diluted loss per share is determined using the weighted-average number of shares outstanding during the period, adjusted for the dilutive effect of share equivalents, using the treasury method, consisting of shares that might be issued upon exercise of share equivalents.  In periods where losses are reported, the weighted-average number of shares outstanding excludes share equivalents, because their inclusion would be anti-dilutive.

Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost granted to employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.  Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends. Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what has been recorded in the past.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense.

Income Taxes

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense.  These estimates and assumptions are based on the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) relating to accounting for uncertainty in income taxes.  Our policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.

We assess whether previously unrecognized tax benefits may be recognized when the tax position is (1) more likely than not of being sustained based on its technical merits, (2) effectively settled through examination, negotiation or litigation, or (3) settled through actual expiration of the relevant tax statutes.  Implementation of this requirement requires the exercise of significant judgment. Recognizing deferred tax assets will increase tax benefits and increase net income.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the period in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest related to unrecognized tax benefits and penalties in income tax expense.

New Customer Implementation Costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred, and have a negative impact on our statements of operations and cash flows during the implementation phase.

Warrants

The Company’s common stock warrants are measured at fair value using the Black-Scholes valuation model which takes into account, as of the measurement date, factors including the current exercise price, the term of the instrument, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the item.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash in demand deposit accounts or “noninterest-bearing transaction accounts” which, at times, may exceed federally insured limits.  The Company’s management periodically assesses the financial stability of these banks.  The Company has not experienced any losses on such accounts.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments and debt instruments with an original maturity of three months or less to be cash equivalents.

Restricted cash represents a certificate of deposit in the amount of $517,701 and $500,669, including interest earned, at December 31, 2012 and 2011, respectively, to secure a stand-by letter of credit for the benefit of the Public Utility Commission of Texas as well as a lockbox account controlled by a lender.  The letter of credit expires in February 2014 and the certificate of deposit matures in February 2014.

The Company holds in escrow customer deposits in the amount of $76,219 as of December 31, 2012.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Estimated Lives
Computer software	3 years
Computer hardware	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years
Website	3 years
Other equipment	7 years

Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

Deferred Financing Costs

The Company’s deferred financing costs were amortized over the life of the period of the contract.  Amortization of deferred financing costs as of December 31, 2012 and 2011 were $66,672 and $5,556.

Recent Pronouncements

The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

NOTE 3 - INCOME TAXES

The Company follows the provisions of ASC Topic 740, “Income Taxes.”  No provision for income taxes has been made in the 2011 consolidated statements as all of the consolidated entities were “pass through” entities through March 27, 2012. The net loss for the year ended December 31, 2012 includes approximately $637,288 that Summer Energy, LLC incurred through March 27, 2012, whereby each member is individually liable for tax on their share of the Company’s income or loss.

Income tax expense (benefit) differed from the amounts computed by applying the U.S. Federal income tax of 34% to pretax income as a result of the following:

December 31, 2012
Provision (benefit) at statutory rate	$(550,000)
Loss incurred through March 27, 2012	217,000
Change in valuation allowance	320,000
Others	13,000
$-

NOTE 3 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012 are presented below:
December 31, 2012
Deferred tax assets:
Net operating loss carrryforward- Federal	$332,000
Allowance for bad debt	9,000
Other assets	14,000
Total gross deferred tax assets	355,000
Valuation allowance	(320,000)
Net deferred tax assets	35,000

Deferred tax liabilities:
Property and equipment	(35,000)
Deferred tax liabilities	(35,000)

Net deferred tax assets	$-

The Company has determined that a valuation allowance of $320,000 at December 31, 2012 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in valuation allowance for 2012 was $320,000. As of December 31, 2012, the Company has a net operating loss carry-forward of $977,000 which is available to offset future federal taxable income, if any, with expiration starting in 2032.

NOTE 4 - LETTERS OF CREDIT

On November 30, 2011, we entered into separate Credit Facility Agreements with two individuals pursuant to which such individuals agreed to act as sureties in connection with a combined $500,000 line of credit from a financial institution and certain extensions of credit by critical vendors which are necessary for our business.  Pursuant to such agreements, in consideration of the assisting parties’ extension of credit thereunder, we agreed to pay a total of $200,000 to the assisting parties or, at the assisting parties’ election, the assisting parties may each elect to receive 757,576 shares of common stock.  The assisting parties agreed to make assistance available to us within 10 business days of our written request and provide a guaranty to a financial institution.  We recorded a $200,000 deferred financing cost that is being amortized over the three (3) year life of the agreements.  On November 15, 2012, the two individuals irrevocably elected the option to receive payment in equity pursuant to the terms of the Credit Facility Agreements and on December 3, 2012, each such individual received 757,576 shares of common stock.

Pursuant to such Credit Facility Agreements, on January 27, 2012, we secured an irrevocable stand-by letter of credit in the amount of $50,000 with a financial institution for the benefit of a wholesale energy provider.  On August 18, 2012, the irrevocable stand-by letter of credit for the benefit of a wholesale energy provider was increased by $120,000 to $170,000.  This letter of credit expired on January 31, 2013.  In addition, on May 10, 2012, we secured an irrevocable stand-by letter of credit in the amount of $50,000 with a financial institution for the benefit of ERCOT.  The letter of credit, which expires on May 10, 2013, is subject to automatic extension and renewal provisions.

NOTE 5 - COMMON STOCK AND WARRANTS ISSUED FOR SERVICES

During 2011, we entered into an advisory agreement (the “2011 Advisory Agreement”) with Cambria Capital, LLC (“Cambria”) with respect to certain financial advisory, investment banking

NOTE 5 - COMMON STOCK AND WARRANTS ISSUED FOR SERVICES (CONTINUED)

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

We issued 150,000 shares of our common stock for services valued at $150,000 during 2012.

On December 28, 2012, each non-employee director was issued 25,000 shares of common stock for services valued at $20,000.  Total number of shares issued to non-employees was 125,000 shares valued at a total of $100,000.  The shares were appropriated from the 2012 Stock Option and Stock Award Plan (see Note 6).

NOTE 6 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During 2012, the Company approved the 2012 Stock Option and Stock Award Plan (“Plan”)  established to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The maximum aggregate number of (i) shares of stock that may be issued under the Plan, and (ii) shares of stock with respect to which stock appreciation rights may be granted, is 785,000 and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be may be issued under the Plan pursuant to Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock Grants, Stock Appreciation Right Grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted.

The Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms on the Plan and the agreement evidencing awards granted under the Plan have lapsed.  However, all awards shall be granted, if at all, within ten (10) years from the earlier of the date the Plan is adopted by the Board or the date the Plan is duly approved by the Shareholders of the Company.

On December 6, 2012, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the Plan.

As of December 31, 2012, 125,000 shares of common stock had been awarded from the Plan with a remaining balance of 660,000 shares.

NOTE 7 - PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS

On May 2, 2012, we entered into a term sheet agreement (the “May 2012 Term Sheet”) with Cambria to act as the placement agent in connection with our private offering (the “May 2012 Offering”) of “Investment Units” to accredited investors for a purchase price of $20,000 per Investment Unit.  Each Investment Unit consisted of (i) 20,000 shares of common stock priced at $1.00 per share and (ii) a five year warrant to purchase up to 10,000 shares of common stock at an exercise price of $1.50 per share.  The investor warrants have a 5 year term and include piggyback

NOTE 7 - PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS
                  (CONTINUED)

registration rights.  During 2012, we issued 155,000 investor warrants associated with the May 2012 Offering that were estimated to have a fair value of approximately $6,360.  For the twelve months ended December 31, 2012, the May 2012 Offering resulted in the issuance of 310,000 shares of common stock (plus the 155,000 investor warrants mentioned above) in exchange for net cash proceeds of $277,701.

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

During 2012, we issued 21,000 seller warrants with an exercise price of $1.50 to Cambria that were estimated to have a fair value of approximately $870.  The cash fee, the fair value of seller warrants and future common shares are all recorded as a cost of capital.

The number of future warrants potentially issuable to Cambria upon investors’ future exercise of investor warrants is not estimable at this time.  However, the future warrants will be recorded as an increase and decrease to stockholders’ equity as the value would be a cost of capital.

On September 27, 2012, the Company approved a subsequent private offering (the “October 2012 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationships.  The October 2012 Offering consisted of an offering of “Investment Units” to accredited investors for a purchase price of $20,000 per Investment Unit.  Each Investment Unit consists of (i) 20,000 shares of common stock priced at $1.00 per share and (ii) a five year warrant to purchase up to 10,000 shares of common stock at an exercise price of $1.50 per share.  The investor warrants have a 5 year term and include piggy-back registration rights.

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

For the twelve months ended December 31, 2012, we issued 250,000 investor warrants associated with the October 2012 Offering that were estimated to have a relative fair value of approximately

NOTE 7 - PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS
                 (CONTINUED)

 $10,256.  For the twelve months ended December 31, 2012, the October 2012 Offering resulted in the issuance of 500,000 shares of common stock (plus the 250,000 investor warrants mentioned above) in exchange for net cash proceeds of $500,000.

Warrant activity for the period ended December 31, 2012, was as follows:

	Warrants	Weighted Average Exercise Price
Warrants outstanding, December 31, 2011	400,000	$0.60
Granted	426,000	1.50
Exercised	-	-
Forfeited	-	-
Warrants outstanding, December 31, 2012	826,000	$0.82

The assumptions used and the weighted average calculated value of warrants issued during 2012, were as follows:

Risk-free interest rate	0.90%
Expected dividend yield	0.00%
Expected volatility	17.00%
Expected life	5 years
Weigted average calculated value of warrants granted	$0.04

NOTE 8 - OPERATING LEASE COMMITMENTS

The Company assumed an operating lease for office space on November 1, 2011, under a non-cancellable lease obligation which expires on August 31, 2016.

Rent Period	Monthly Base Rent
09/01/2012 – 08/31/2013	$12,126
09/01/2013 – 08/31/2014	$10,913
09/01/2014 – 08/31/2015	$11,182
09/01/2015 – 08/31/2016	$11,451

The Company assumed an operating lease for office equipment on December 5, 2011, under non-cancellable lease obligation which expired on May 31, 2012.

Lease Period	Monthly Lease Amount
12/05/2011 – 09/30/2015	$99

Future minimum commitments including extension options under all non-cancellable operating lease obligations are as follows:

Contractual Obligations	2013	2014	2015	2016	2017	Total
Operating Leases	$142,000	$133,000	$136,000	$92,000	$0	$503,000

NOTE 9 – REGULATORY COMMITMENT

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

Summer LLC is required to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars for the purpose of obtaining certification and we or our guarantor must provide and maintain an irrevocable stand-by letter of credit with a face value of $500,000 for the purpose of maintaining certification.  We will remain subject to these minimum capital standards until February 2014.  We are in compliance with this requirement as of December 31, 2012, and while we believe in the viability of our plan of operations and strategy to generate revenues and in our ability to raise additional funds, there can be no assurances that our plan of operations or ability to raise capital will be successful.

NOTE 10 - WHOLESALE POWER PURCHASE AGREEMENT

The Company’s wholesale power purchase agreement provides, in addition to certain collateral calls, that the Company will provide additional credit to cover mark to market risk in connection with the purchase and sale of long term power.  A mark to market credit risk occurs when the price of power purchased is greater than the current market price.  While the Company believes it has purchased its current power at the lowest prices, should a collateral call occur, this could limit the Company’s working capital and potentially cause liquidation of power positions should the Company fail to meet the collateral call.

NOTE 11 - SUBSEQUENT EVENTS

Subsequent to year end, the Company entered into employment agreements with certain key employees.  The agreements require annual base compensation of $461,000 and provide the ability for the key employees to receive certain option or stock grants based on the achievement of performance goals.  The agreements provide an average of 7 1/2 months of severance for Termination Without Cause or Change of Control totaling $308,500 along with the acceleration and immediate vesting of all unvested stock options, warrants and/or restricted stock granted.

NOTE 12 – PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated over their estimated useful lives (3 to 7 years) using the straight-line method.  Costs of assets include those capital expenditures which improve the efficiency of the assets or lengthen their useful lives.  Expenditures for maintenance and repairs are charged against income as incurred.  Costs and related accumulated depreciation of assets sold or otherwise retired are removed from accounts, and any resulting gain or loss is reflected in income.  Depreciation expense charged to operations totaled $29,102 for the year ended December 31, 2012 and $61 for period from inception to December 31, 2011.

 As of December 31, 2012, property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Computer software	$9,871	$-
Computer hardware	25,083	2,187
Furniture and fixtures	7,678	-
Leasehold improvements	5,343	-
Website	194,058	-
Other equipment	91,730	-
	333,763	2,187
Less: Accumulated depreciation	(118,236)	(61)
Property and equipment, net	$215,527	$2,126

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Contribution, by and among Castwell Precast Corporation, Summer Energy, LLC and the members of Summer Energy, LLC, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 19, 2012.

3.1	Articles of Incorporation of the Company dated March 25, 2005, incorporated by reference to Exhibit 3.1 to our Registration Statement on Form SB-2 filed on July 16, 2007.
3.2
Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State effective March 27, 2012, incorporated by reference to Exhibit 3.1 to our Form 8-K filed on March 30, 2012.

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to our Form 8-K filed on March 30, 2012.
10.1
Form of Master Power Purchase and Sale Agreement dated as of August 9, 2011 by and between Summer Energy, LLC and BP Energy Company, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 30, 2012.

10.2	Advisory Agreement by and between Summer Energy, LLC and Cambria Capital, LLC dated November 1, 2011, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 30, 2012.
10.3	Warrant to Purchase Units of Membership Interest dated January 17, 2012, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 30, 2012.
10.4	Form of Agreement to Assist with Credit Facility dated November 30, 2011, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 30, 2012.
10.5	Agreement to Assist with Credit Facility – Rod Danielson, dated December 16, 2011, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 30, 2012.
10.6	2012 Stock Option and Stock Award Plan, incorporated by reference to Exhibit 10.6 to our Form 8-K filed on March 30, 2012.*
10.7	Form of Lock Up Agreement, incorporated by reference to Exhibit 10.7 to our Form 8-K filed on March 30, 2012.
10.8
Executive Employment Agreement, effective  January 21, 2013, by and between Summer Energy Holdings, Inc. and Neil Leibman, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on  January  23, 2013.

10.9
Executive Employment Agreement, effective  February 11, 2013, by and between Summer Energy Holdings, Inc. and Jaleea P. George, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on  February 14, 2013.

10.10
Executive Employment Agreement, effective  February 11, 2013, by and between Summer Energy Holdings, Inc. and Roderick L. Danielson, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on  February 14, 2013.

10.11
Executive Employment Agreement, effective  February 11, 2013, by and between Summer Energy Holdings, Inc. and Angela Hanley, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on  February 14, 2013.

10.12	Form of Indemnification Agreement for Officers and Directors, incorporated by reference to Exhibit 10.1 to our Form S-8 filed on December 6, 2012
10.13	Office Lease Agreement, as amended, originally dated August 1, 2006.
14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-Q filed on May 15, 2012.
16.1	Letter regarding change in certifying accountants, dated April 18, 2012, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on April 20, 2012.
21.1	Schedule of Subsidiaries.
23.1	Consent of LBB Associates Ltd., LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to our Form 10-Q filed on May 15, 2013.
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 to our Form 10-Q filed on May 15, 2013.
99.3	Nominating and Corporate Governance Committee Charter.

*           Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMER ENERGY HOLDINGS, INC.

By:           /s/ Neil M. Leibman
Neil M. Leibman
President, Chief Executive Officer and
Principal Executive Officer

March 27, 2013

By:           /s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer and
Principal Financial Officer

March 27, 2013

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned directors and officers of Summer Energy Holdings, Inc., do hereby constitute and appoint each of Neil M. Leibman and Jaleea P. George as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys-in-fact and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Neil M. Leibman Neil M. Leibman	President and Chief Executive Officer (Principal Executive Officer and Director)	March 27, 2013
/s/ Jaleea P. George Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2013
/s/ Stuart C. Gaylor Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	March 27, 2013
/s/ Tom D. O’Leary Tom D. O’Leary	Director	March 27, 2013
/s/ Jefferey Mace Meeks Jefferey Mace Meeks	Director	March 27, 2013
/s/ Michael D. Vanderhoof Michael D. Vanderhoof	Director	March 27, 2013
/s/ James P. Stapleton James P. Stapleton	Director	March 27, 2013