Form 10-Q
period 2013-03-31
SUMMER ENERGY HOLDINGS INC
filed 2013-05-15
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer                   ☐
Non-accelerated filer   ☐                                                                                                Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 14, 2013 was 12,979,863.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2013 AND DECEMBER 31, 2012
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$142,767	$281,269
Restricted cash	78,219	76,219
Accounts receivable, net	1,418,753	1,539,555
Prepaid and other current assets	289,514	201,235

Total current assets	1,929,253	2,098,278

Property and Equipment, net	390,440	215,527

Certificates of Deposit – Restricted	518,196	517,701

Deferred Financing Costs, net	111,103	127,772

Total assets	$2,948,992	$2,959,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$200,967	$104,881
Accrued wholesale power purchased	622,766	417,085
Accrued expenses	583,797	576,823

Total current liabilities	1,407,530	1,098,789

Commitments

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 12,979,863 shares issued and outstanding at March 31, 2013 and 12,954,863 at December 31, 2012, respectively	12,980	12,955
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	3,851,461	3,844,592
Accumulated deficit	(2,270,979)	(1,945,058)

Total stockholders’ equity	1,541,462	1,860,489

Total liabilities and stockholders' equity	$2,948,992	$2,959,278

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Electricity Revenue	$2,890,845	$166,777

Cost of Goods Sold
Power purchases and balancing/ancillary	1,223,185	58,719
Transportation and distribution providers charge	1,111,592	52,068

Total cost of goods sold	2,334,777	110,787

Gross Profit	556,068	55,990

General and Administrative	865,836	707,614

Operating Loss	(309,768)	(651,624)

Other Income (Expense)
Financing costs	(16,668)	(16,668)
Interest income	515	499

Total other income (expense)	(16,153)	(16,169)

Net Loss Before Income Taxes	(325,921)	(667,793)

Income Taxes	-	-

Net Loss	$(325,921)	$(667,793)

Basic and diluted loss per share	$(0.03)	$(0.07)
Weighted average number of shares – basic and diluted	12,968,196	9,676,550

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012 (UNAUDITED)
	For the Three Months Ended March 31, 2013	For the Three Months Ended March 31, 2012

Cash Flows from Operating Activities
Net loss	$(325,921)	$(667,793)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Stock compensation expense	6,893	150,000
Interest earned	(495)	(499)
Depreciation and amortization expense	45,430	17,797
Bad debt expense	86,725	1,143
Changes in operating assets and liabilities:
Accounts receivable	34,077	(148,829)
Prepaid and other current assets	(88,279)	(71,428)
Accounts payable	96,087	17,763
Accrued wholesale power purchases	205,681	64,499
Accrued expenses	6,974	170,478

Net cash provided by (used) in operating activities	67,172	(466,869)

Cash Flows from Investing Activities
Purchase of restricted cash	(2,000)	(830)
Purchase of certificate of deposit – restricted	-	(15,000)
Recapitalization	-	565
Purchase of property and equipment	(203,674)	(14,850)

Net cash used in investing activities	(205,674)	(30,115)

Net Change in Cash	(138,502)	(496,984)

Cash at Beginning of Period	281,269	1,751,911

Cash at End of Period	$142,767	$1,254,927

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$794	$-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) (“Castwell”) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”), Castwell Precast, Inc. (“Precast Inc”) and Summer EM Marketing, LLC (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Marketing, LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.  As of March 31, 2013, Marketing LLC had no business activity.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of March 31, 2013, were estimated at $767,113.   Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

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

The energy portion of our COGS is comprised of two components:  bilateral wholesale costs and balancing/ancillary costs.  These two cost components are incurred and recognized differently as follows:

▪ Bilateral wholesale costs are incurred through contractual arrangements with wholesale power suppliers for firm delivery of power at a fixed volume and fixed price.  We are invoiced for these wholesale volumes at the end of each calendar month for the volumes purchased for delivery during the month, with payment due 20 days after the end of the month.

▪ Balancing/ancillary costs are based on the customer load and are determined by ERCOT through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing programs.

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During 2012, the Company approved the 2012 Stock Option and Stock Award Plan (“Plan”)  established to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The maximum aggregate number of (i) shares of stock that may be issued under the Plan, and (ii) shares of stock with respect to which stock appreciation rights may be granted is 785,000, and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be may be issued under the Plan pursuant to Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock Grants, Stock Appreciation Right Grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted.

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

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

On December 6, 2012, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the Plan.

During the three months ended March 31, 2013, the Company granted 250,000 employee stock options to a key employee.  Options covering a total of 125,000 shares will vest one year from the date of grant and options covering a total of 125,000 shares will vest two years from the date of grant.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The options covering 250,000 shares that were granted during the three months ended March 31, 2012 are estimated to have had a value of approximately $35,942 on the date of grant. The options vest ratably over the vesting period of two years and stock compensation expense of approximately $3,838 was expensed during the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Company granted 20,000 employee stock options to a key employee.  Options covering a total of 20,000 shares will vest over two years from the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The options covering 20,000 shares that were granted during the three months ended March 31, 2012 are estimated to have had a value of approximately $655 on the date of grant. The options vest ratably over the vesting period of two years and stock compensation expense of approximately $55 was expensed during the three months ended March 31, 2013.

Also during the three months ended March 31, 2013, the Company issued 25,000 shares of restricted common stock to an officer of the Company.  These shares vest one year from the date of grant.  The 25,000 restricted shares are estimated to have had a value of $24,000 on the date of grant. The restricted shares vest ratably over the vesting period of one year and stock compensation expense of approximately $3,000 was expensed during the three months ended March 31, 2013.

As of March 31, 2013, 420,000 securities had been awarded from the Plan with a remaining balance of 365,000 shares.

NOTE 5 – EMPLOYMENT AGREEMENTS

In January 2013, the Company entered into employment agreements with certain key employees.  The agreements require annual base compensation of $461,000 and provide the ability for the key employees to receive certain option or stock grants (see Note 4) based on the achievement of performance goals.  The agreements provide an average of 7 1/2 months of severance for Termination Without Cause or Change of Control totaling $308,500 along with the acceleration and immediate vesting of all unvested stock options, warrants and/or restricted stock granted.

These employment agreements are described in detail, and copies are filed as exhibits, in our Current Report on Form 8-K filed on January 23, 2013 and our Current Report on Form 8-K filed on February 14, 2013.

NOTE 6 – REGULATORY COMMITMENT

On February 6, 2012, an application for an amendment to our Retail Electric Provider Certification was submitted to PUCT which sought prior approval of a transaction by and between us and Castwell.  The application for amendment was requested to reflect a change in ownership in contemplation of a merger with Castwell.  On February 27, 2012, the application to amend our Retail Electric Provider Certification was approved.

We are required to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars for the purpose of obtaining certification and we or our guarantor must provide and maintain an irrevocable stand-by letter of credit with a face value of $500,000 for the purpose of maintaining certification.  We will remain subject to these minimum capital standards until February 2014.  We are in compliance with this requirement as of March 31, 2013.

NOTE 7 – SUBSEQUENT EVENTS

On April 17, 2013, the Company redeemed the certificate of deposit collateral which supported the irrevocable stand-by letter of credit (see Note 6) with a face value of $500,000 issued to PUCT for the purpose of maintaining regulatory certification.   The certificate of deposit supporting the irrevocable stand-by letter of credit was replaced with credit under credit facility agreements.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2012.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”), Castwell Precast Inc., a Utah corporation (“Precast Inc.”) and Summer EM Marketing (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

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

Results of Operations

Quarter Ended March 31, 2013, compared to the Quarter ended March 31, 2012

Revenue – For the quarter ended March 31, 2013, we generated $2,746,342 in electricity revenue primarily from one large commercial customer, several small commercial customers and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $144,503.   Revenues for the quarter ended March 31, 2012 were $166,777.  Management plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of Goods Sold and Gross Margin – For the quarter ended March 31, 2013, cost of goods sold and gross profit totaled $2,334,777 and $556,068, respectively.  Cost of goods sold and gross profit were recorded in the quarter ended March 31, 2012 were $110,787 and $55,990.  Management expects to experience economies of scale, and a resulting increase in the gross margin percentage, as electricity revenue ramps up.

Operating expenses – Operating expenses for the quarter ended March 31 2013, totaled $865,836, consisting primarily of general and administrative expenses of $662,701, stock compensation of $6,893, bank service fees of $44,342, collection fees/sales verification fees of $12,587, professional fees of $95,507 and $43,806 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended March 31, 2012, totaled $707,614 consisting of general and administrative and start-up expenses of $495,757, acquisition of residential customers of $28,180 and professional fees associated with the reverse merger of $183,677.

Net loss – Net loss for the quarter ended March 31, 2013 and 2012, totaled $325,921 and $667,793, respectively relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At March 31, 2013 and December 31, 2012, our cash totaled $142,767 and $281,269, respectively.  Our principal cash requirements for the quarter ended March 31, 2013, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended March 31, 2013, the primary source of cash was from electricity revenues. Our principal cash requirements for the quarter ended March 31, 2012, were for startup activities.  Our primary source of cash during the quarter ended March 31, 2012 was from the capital received pursuant to a private placement of our common stock and warrants.

General – The Company’s decrease in net cash flow during the first three months of 2013 is attributable to $67,172 cash provided by operating activities and $205,674 cash used in investing activities which includes $203,674 for the purchase of property and equipment.  In 2012, the net cash decrease was a result in net cash used in operations of $466,869 and a net loss of $677,793 offset by changes in working capital accounts and no-cash expenses.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ended December 31, 2013.

Future Financing Needs

The Company did not commence operations and the generation of revenue until middle of the three month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes that we have adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.  However, we may require additional capital in order to meet minimum capital standards imposed by licensing authorities.  Those capital standards require us to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars and to maintain an irrevocable stand-by letter of credit with a face value of $500,000.  We will remain subject to these minimum capital standards until February 2014.

While we believe in the viability of our plan of operations and strategy to generate revenues and in our ability to obtain additional funds, there can be no assurances that our plan of operations or ability to raise capital will be successful.  The ability to grow is dependent upon our ability to further implement our business plan, generate revenues, and obtain additional financing, as needed.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on March 28, 2013 (the “2012 Form 10-K”).  The Risk Factors set forth in the 2012 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2012 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SUMMER ENERGY HOLDINGS, INC.

Date: May 15, 2013	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)