Form 10-Q
period 2013-06-30
SUMMER ENERGY HOLDINGS INC
filed 2013-08-14
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 13, 2013 was 13,079,863.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2013 AND DECEMBER 31, 2012 (UNAUDITED)
	June 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$332,815	$281,269
Restricted cash	177,483	76,219
Accounts receivable, net	3,688,295	1,539,555
Prepaid and other current assets	431,898	201,235

Total current assets	4,630,491	2,098,278

Property and Equipment, net	428,254	215,527

Certificates of Deposit – Restricted	15,025	517,701

Deferred Financing Costs, net	94,435	127,772

Total assets	$5,168,205	$2,959,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$235,526	$104,881
Accrued wholesale power purchased	2,409,465	417,085
Accrued expenses	1,478,256	576,823

Total current liabilities	4,123,247	1,098,789

Commitments

Stockholders' Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2013	-	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 13,079,863 shares and 12,954,863 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	13,080	12,955
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	3,961,988	3,844,592
Accumulated deficit	(2,878,110)	(1,945,058)

Total stockholders’ equity	1,044,958	1,860,489

Total liabilities and stockholders' equity	$5,168,205	$2,959,278

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	For the Three Months Ended June 30, 2013	For the Three Months Ended June 30, 2012	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Electricity Revenue	$5,526,107	$1,025,409	$8,416,952	$1,192,186

Cost of Goods Sold
Power purchases and balancing/ancillary	2,908,438	436,963	4,131,624	495,682
Transportation and distribution providers charge	2,158,910	341,845	3,270,502	393,913

Total cost of goods sold	5,067,348	778,808	7,402,126	889,595

Gross Profit	458,759	246,601	1,014,826	302,591

General and Administrative	1,049,312	521,000	1,915,146	1,228,614

Operating Loss	(590,553)	(274,399)	(900,320)	(926,023)

Other Income (Expense)
Financing costs	(16,668)	(16,668)	(33,337)	(33,336)
Interest income	90	506	605	1,005

Total other income (expense)	(16,578)	(16,162)	(32,732)	(32,331)

Net Loss Before Income Taxes	(607,131)	(290,561)	(933,052)	(958,354)

Income Taxes	-	-	-	-

Net Loss	$(607,131)	$(290,561)	$(933,052)	$(958,354)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.07)	$(0.09)
Weighted average number of shares - Basic and diluted	12,980,962	10,551,800	12,974,614	10,119,686

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012 (UNAUDITED)
	For the Six Months Ended June 30, 2013	For the Six Months Ended June 30, 2012

Cash Flows from Operating Activities
Net loss	$(933,052)	$(958,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock for services	17,521	150,000
Interest earned	(605)	(1,005)
Depreciation of property and equipment	71,934	5,713
Amortization of deferred financing costs	33,337	33,336
Bad debt expense	252,508	11,922
Changes in operating assets and liabilities:
Accounts receivable	(2,401,248)	(701,818)
Prepaid and other current assets	(230,663)	(62,561)
Accounts payable	130,645	206,467
Accrued wholesale power purchases	1,992,380	231,284
Accrued expenses	901,433	103,646

Net cash used in operating activities	(165,810)	(981,370)

Cash Flows from Investing Activities
Purchase of restricted cash	(101,264)	(3,834)
Proceeds (purchase) of certificate of deposit – restricted	503,281	(15,000)
Recapitalization	-	565
Purchase of property and equipment	(284,661)	(47,924)

Net cash provided in investing activities	117,356	(66,193)

Cash Flows from Financing Activity
Proceeds from issuance of common shares in a private placement offering	100,000	182,700

Net cash provided by financing activities	100,000	182,700

Net Change in Cash	51,546	(864,863)

Cash at Beginning of Period	281,269	1,751,911

Cash at End of Period	$332,815	$887,048

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$1,181	$-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) (“Castwell”) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”), and Summer EM Marketing, LLC (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer EM Marketing, LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our electricity revenue is recognized by our Company upon delivery of electricity to a customer’s meter.  This method of revenue recognition is commonly referred to as the flow method.  The flow method of revenue relies upon Electric Reliability Council of Texas (“ERCOT”) settlement statements to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

revenues.  Electricity revenue consists of proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost.

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of June 30, 2013, were estimated at $2,036,212.   Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

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

The maximum aggregate number of (i) shares of stock that may be issued under the Plan, and (ii) shares of stock with respect to which stock appreciation rights may be granted is 785,000, and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be issued under the Plan pursuant to Incentive Stock Options, Non-statutory Stock Options, Restricted Stock Grants, Stock Appreciation Right Grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted.

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

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

On December 6, 2012, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the Plan.

During the six months ended June 30, 2013, the Company granted a stock option to purchase 250,000 shares of the Company’s common stock to a certain key employee. The options covering a total of 125,000 shares will vest one year from the date of grant and options covering a total of 125,000 shares will vest two years from the date of grant and have an estimated fair value of $35,942.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.77% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years. The options vest ratably over the vesting period of two years and stock compensation expense of approximately $8,331 was expensed during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company granted stock options to purchase a total of 55,000 shares of common stock at an exercise price of $1.50 per share.  The options will vest over two years from the date of grant, and will expire ten (10) years from the date of grant and have an estimated fair value of $2,091.     The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.  The options vest ratably over the vesting period of two years and stock compensation expense of $190 was expensed during the six months ended June 30, 2013.

Also during the six months ended June 30, 2013, the Company issued 25,000 shares of restricted common stock to an officer of the company.   These shares vest one year from the date of grant.  The 25,000 restricted shares are estimated to have had a value of $24,000 on the date of grant.   The restricted shares vest ratably over the vesting period of one year and stock compensation expense of approximately $9,000 was expensed during the six months ended June 30, 2013.

As of June 30, 2013, 455,000 securities had been awarded from the Plan and 20,000 securities had been forfeited with a remaining balance of 350,000 shares.

NOTE 5 – LETTER OF CREDIT

On April 17, 2013, the Company redeemed the certificate of deposit collateral which supported the irrevocable stand-by letter of credit (see Note 8) with a face value of $500,000 issued to PUCT for the purpose of maintaining regulatory certification.   The certificate of deposit supporting the irrevocable stand-by letter of credit was replaced with credit under the credit facility agreements entered into during November 2011.

NOTE 6 – PRIVATE PLACEMENT OF COMMON SHARES

During 2012, the Company commenced a private offering (the “October 2012 Offering) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.   The October 2012 Offering consisted of an offering of “Investment Units” to accredited investors for a purchase price of $20,000 per Investment Unit.  Each Investment Unit consists of (i) 20,000 shares of common stock priced at $1.00 per share and (ii) a five year warrant to purchase up to 10,000 shares of common stock at an exercise price of $1.50 per share.

On June 30, 2013, as part of the October 2012 Offering, the Company accepted a subscription from an accredited investor for five (5) Investment Units at a purchase price of $20,000 per Investment Unit, for gross proceeds to the Company of $100,000.   The approximate relative fair value of the warrants is $2,000.   The Black Scholes pricing model was used estimate the fair value of the 50,000 warrants issued during the period, using the assumptions of a risk free interest rate of 0.87%, dividend yield of 0.00%, volatility of 17%, and an expected like of 5 years.   No placement fees were paid in connection with this investment.

 NOTE 7 – REGULATORY COMMITMENT

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

We are required to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars for the purpose of obtaining certification and we or our guarantor must provide and maintain an irrevocable stand-by letter of credit with a face value of $500,000 for the purpose of maintaining certification.  We will remain subject to these minimum capital standards until February 2014.  We are in compliance with this requirement as of June 30, 2013, and while we believe in the viability of our plan of operations and strategy to generate revenues and in our ability to raise additional funds, there can be no assurances that our plan of operations or ability to raise capital will be successful.

NOTE 8 – SUBSEQUENT EVENTS

The Company secured an irrevocable stand-by letter of credit in the amount of $277,000 on July 3, 2013 with a financial institution for the benefit of a wholesale energy provider.  On July 15, 2013, the irrevocable letter of credit for the benefit of the wholesale provider was increased from $277,000 to $826,000.   The stand-by letter of credit expires on July 15, 2014.

Effective July 31, 2013, the Company and Cambria Capital, LLC (“Cambria”) acknowledged and agreed that a Warrant dated January 17, 2012, issued by the Company to Cambria to purchase 400,000 common shares of stock of the Company at $0.60 per share would be exercised in a cash-less transaction at a mutually agreed upon price of $4.00 per share, and therefore, the Company will issue 340,000 common stock shares to Cambria. The Warrant will be terminated and cancelled upon the completion of the issuance of such shares.

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

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”), and Summer EM Marketing (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

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

Plan of Operation

Our wholly owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (REP) in the State of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas although we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

We began delivering electricity to customers in mid-February 2012.

As of June 30, 2013, we had 21 full-time employees, 3 part-time employees and 4 independent contractors.

Results of Operations

Three Months Ended June 30, 2013, compared to the Quarter ended June 30, 2012

Revenue – For the three months ended June 30, 2013, we generated $5,278,694 in electricity revenue from one large commercial customer, several small commercial customers and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $247,413.  Electricity revenues for the three months ended June 30, 2012 were $991,495 and $33,914 from contract cancellation fees, disconnection fees and late fees.  Management plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of Goods Sold and Gross Margin – For the three months ended June 30, 3013, cost of goods sold and gross margin totaled $5,067,348 and $458,759, respectively.  Cost of goods sold and gross margin recorded in the three months ended June 30, 2012 were $778,808 and $246,601, respectively.  Management expects to experience economies of scale once it achieves a certain customer volume resulting in an increase in the gross margin percentage as electricity revenue ramps up.

Operating expenses – Operating expenses for the three months ended June 30, 2013 totaled $1,049,312 consisting primarily of general and administrative expenses of $639,065, bank service fees of $47,345, collection fees/sales verification fees of $23,328, outside commission expense of $65,667, professional fees of $43,528, bad debt reserve of $167,783 and $62,596 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) providers to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the three months ended June 30, 2012 totaled $521,000, consisting of general and administrative expenses of $441,558, professional fees associated with the reverse merger of $35,024, acquisition of residential customers of $16,168, and billing fees of $28,250.

Net loss – Net loss for the three months ended June 30, 2013 and 2012 totaled $607,131 and $290,561, respectively relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

For the Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Revenue – For the six months ended June 30, 2013, the Company generated $8,025,028 in electricity revenue primarily from one large commercial customer, several small commercial customers, and from the addition of various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $391,924.   For the six months ended June 30, 2012, the Company generated $1,192,186 in electricity revenue.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of Goods Sold and Gross Margin – For the six months ended June 30, 2013, cost of goods sold and gross margin totaled $7,402,126 and $1,014,826, respectively.  Cost of goods sold and gross margin recorded in the six months ended June 30, 2012 were $889,595 and $302,591, respectively.  Management expects to experience economies of scale once it achieves a certain customer volume resulting in an increase in the gross margin percentage as electricity revenue ramps up.

Operating expenses – Operating expenses for the six months ended June 30, 2013 totaled $1,915,416, consisting primarily of general and administrative expenses of $494,715, bank service fees of $91,687, collection fees/sales verification fees of $35,915, outside commission expense of $108,352, professional fees of $139,036, bad debt reserve of $252,508 and $106,402 of billing fees.  Operating expenses for the six months ended June 30, 2012 totaled $1,228,614, consisting of general and administrative of $916,796, professional fees associated with the reverse merger of $218,700, acquisition of residential customers of $44,318 and billing fees of $48,800. Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) providers to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Net loss – Net loss for the six months ended June 30, 2013 and 2012 totaled $933,052 and $958,354, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At June 30, 2013 and 2012, our cash totaled $332,815 and $887,048, respectively.  Our principal cash requirements for the quarter ended June 30, 2013 were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures.  Our principal cash requirements for the quarter ended June 30, 2012 were for startup activities.  Our primary source of cash during the quarter ended June 30, 2012 was from the capital received pursuant to a private placement of our common stock and warrants which raised net proceeds of $182,700.  During the quarter ended June 30, 2013, the primary source of cash was from electricity revenues.

General – The Company’s decrease in net cash flow during the first six months of 2013 is attributable to $165,810 cash used in operating activities and $117,356 net cash provided from investing activities which includes $284,661 used for the purchase of property and equipment.  In 2012, the net cash decrease was a result of net cash used in operations of $981,370 and a net loss of $958,354 offset by changes in working capital the Company received from the sale of common stock and warrants in a private placement.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and electricity revenues generated through ongoing operations.

Future Financing Needs

The Company did not commence operations and the generation of revenue until the middle of the three month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes that we have adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.  However, we will require additional capital in order to meet minimum capital standards imposed by licensing authorities.  Those capital standards require us to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars and to maintain an irrevocable stand-by letter of credit with a face value of $500,000.  We will remain subject to these minimum capital standards until February 2014.

While we believe in the viability of our plan of operations and strategy to generate revenues and in our ability to raise additional funds, if necessary, there can be no assurances that our plan of operations or ability to raise capital will be successful.  The ability to grow is dependent upon our ability to further implement our business plan, generate revenues, and obtain additional financing, as needed.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As part of an offering which commenced in October 2012, on June 30, 2013, the Company accepted a subscription from an accredited investor to purchase five (5) Investment Units (“Units”) comprised of common stock and warrants for a purchase price of $20,000 per Unit, for gross proceeds to the Company of $100,000.  Each Unit consists of (i) 20,000 shares of the Company’s common stock (the “Common Stock”) and (ii) a five (5) year warrant (each a “Warrant” and collectively “Warrants”) to purchase 10,000 shares of Common Stock for an exercise price of $1.50 per share.  The Company granted piggyback registration rights to the investor in connection with this investment.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

The Common Stock and Warrants were offered to the accredited investor in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Our reliance on Regulation D under the Securities Act of 1933 was based in part upon written representations made by the investor that: (a) the investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act of 1933, (b) the investor agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act of 1933 and any applicable state securities laws, or an exemption from such registration is available, (c) the investor has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the investor has no need for liquidity in its investment and could afford the complete loss of such investment.  In our reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, management made the determination, based upon written representations, that such investor was an “accredited investor” as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Our reliance upon Section 4(a)(2) of the Securities Act of 1933 was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

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

SUMMER ENERGY HOLDINGS, INC.

Date: August 13, 2013	By:	/s/ Neil M. Leibman
Neil M. Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2013	By:	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)