Form 10-Q
period 2013-09-30
SUMMER ENERGY HOLDINGS INC
filed 2013-11-14
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐                                                                                                Accelerated filer                   ☐
Non-accelerated filer   ☐                                                                                                Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐ No ☑.

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 13, 2013 was  13,963,445.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2013 AND DECEMBER 31, 2012 (UNAUDITED)
	September 30, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$891,668	$281,269
Restricted cash	349,102	76,219
Accounts receivable, net	5,007,194	1,539,555
Prepaid and other current assets	605,867	201,235

Total current assets	6,853,831	2,098,278

Property and Equipment, net	477,898	215,527

Certificates of Deposit – Restricted	15,025	517,701

Deferred Financing Costs, net	890,000	127,772

Total assets	$8,236,754	$2,959,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$116,813	$104,881
Accrued wholesale power purchased	4,119,778	417,085
Accrued expenses	2,663,065	576,823

Total current liabilities	6,899,656	1,098,789

Commitments

Stockholders’ Equity
Preferred Stock - $.001 par value, 10,000,000 shares authorized, 826,000 shares and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	826	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 13,963,445 shares and 12,954,863 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	13,963	12,955
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	5,209,655	3,844,592
Accumulated deficit	(3,835,346)	(1,945,058)

Total stockholders’ equity	1,337,098	1,860,489

Total liabilities and stockholders’ equity	$8,236,754	$2,959,278

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	For the Three Months Ended September 30, 2013	For the Three Months Ended September 30, 2012	For the Nine Months Ended September 30, 2013	For the Nine Months Ended September 30, 2012

Electricity Revenue	$10,476,187	$2,625,373	$18,893,140	$3,817,559

Cost of Goods Sold
Power purchases and balancing/ancillary	6,030,695	1,165,594	10,162,319	1,661,275
Transportation and distribution providers charge	3,968,392	911,234	7,238,894	1,305,148

Total cost of goods sold	9,999,087	2,076,828	17,401,213	2,966,423

Gross Profit	477,100	548,545	1,491,927	851,136

General and Administrative	1,403,945	646,475	3,319,091	1,875,089

Operating Loss	(926,845)	(97,930)	(1,827,164)	(1,023,953)

Other Income (Expense)
Financing costs	(30,435)	(16,668)	(63,772)	(50,004)
Interest income	44	509	648	1,514

Total other income (expense)	(30,391)	(16,159)	(63,124)	(48,490)

Net Loss Before Income Taxes	(957,236)	(114,089)	(1,890,288)	(1,072,443)

Income Taxes	-	-	-	-

Net Loss	$(957,236)	$(114,089)	$(1,890,288)	$(1,072,443)

Basic and diluted loss per common share	$(0.07)	$(0.01)	$(0.14)	$(0.10)
Weighted average number of common shares	13,185,211	10,759,276	13,115,368	10,335,226

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012 (UNAUDITED)
	For the Nine Months Ended September30, 2013	For the Nine Months Ended September30, 2012

Cash Flows from Operating Activities
Net loss	$(1,890,288)	$(1,072,443)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Common stock for services	29,587	150,000
Interest earned	(605)	(1,511)
Depreciation of property and equipment	118,422	12,794
Amortization of deferred financing costs	63,772	50,004
Bad debt expense	495,318	47,756
Changes in operating assets and liabilities:
Accounts receivable	(3,962,957)	(1,173,395)
Prepaid and other current assets	(404,632)	(111,329)
Accounts payable	11,932	65,045
Accrued wholesale power purchases	3,702,693	(434,014)
Accrued expenses	2,086,242	912,418

Net cash provided (used) in operating activities	249,484	(1,554,675)

Cash Flows from Investing Activities
Purchase of restricted cash	(272,883)	(50,056)
Proceeds (purchase) of certificate of deposit – restricted	503,281	(15,000)
Recapitalization	-	565
Purchase of property and equipment	(380,793)	(118,443)

Net cash used in investing activities	(150,395)	(182,934)

Cash Flows from Financing Activity
Dividends on preferred stock	(8,690)	-
Proceeds from issuance of common shares in a private placement offering	520,000	277,700

Net cash provided in financing activities	511,310	277,700

Net Change in Cash	610,399	(1,459,909)

Cash at Beginning of Period	281,269	1,751,911

Cash at End of Period	$891,668	$292,002

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$1,544	$848
Non-cash Transactions:
Preferred stock issued for deferred financing costs	$826,000	$-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

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

Summer LLC is a retail electric provider in the state of Texas under a license with the Public Utility Commission of Texas (“PUCT”).  Summer LLC procures wholesale energy and resells it to commercial and residential customers.  Summer LLC was organized on April 6, 2011, under the laws of the state of Texas.
Marketing LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on March 28, 2013.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of September 30, 2013 were estimated at $2,257,821. Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

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

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During the nine months ended September 30, 2013, the Company granted a stock option to purchase 250,000 shares of the Company’s common stock to a certain key officer. The options covering a total of 125,000 shares will vest one year from the date of grant and options covering a total of 125,000 shares will vest two years from the date of grant and have an estimated fair value of $35,942.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.77% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years. The options vest ratably over the vesting period of two years and stock compensation expense of approximately $12,824 was expensed during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company granted additional stock options to purchase a total of 65,000 shares of common stock at an exercise price of $1.50 per share.  The options will vest over two years from the date of grant, and will expire ten (10) years from the date of grant and have an estimated fair value of $2,500. The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.  The options vest ratably over the vesting period of two years and stock compensation expense of $480 was expensed during the nine months ended September 30, 2013.

Also during the nine months ended September 30, 2013, the Company issued 25,000 shares of restricted common stock to an officer of the company. These shares vest one year from the date of grant.  The 25,000 restricted shares are estimated to have had a value of $24,000 on the date of grant.   The restricted shares vest ratably over the vesting period of one year and stock compensation expense of approximately $15,000 was expensed during the nine months ended September 30, 2013.

Also, during the nine months ended September 30, 2013, the Company granted 31,250 stock options to non-employee members of the Company’s Board of Directors under the Plan. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of grant and are estimated to have a fair value of approximately $1,282 on the date of grant. The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.  Stock compensation expense of $1,283 was expensed during the nine months ended September 30, 2013.

As of September 30, 2013, per the 785,000 shares of common stock allocated to the Plan, options covering 496,250 shares of common stock had been awarded from the Plan and options covering 20,000 shares of common stock had been forfeited with a remaining balance of 308,750 shares of common stock allocated to the Plan.
NOTE 5 - 2013 CREDIT FACILITY AGREEMENTS AND PREFERRED SHARES

On August 29, 2013, the Company entered into two separate but identical Agreements to Assist with Credit Facility (each an “Agreement” and collectively the “Agreements”) with two directors of the Company, one of whom is also an officer of the Company, whereby these two individuals (each individual is referred to as an “Assisting Party” and, together as the “Assisting Parties”) agreed to act as sureties and personal guarantors with respect to $826,000 ($413,000 each) of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out its business (the “2013 Credit Facility Agreements”).  The 2013 Credit Facility Agreements each have a term of five (5) years.   Given that each of the Assisting Parties entering into the 2013 Credit Facility Agreements is a member of the Company’s board of directors, the transaction was approved by the disinterested members of the board of directors.

As consideration for each Assisting Party agreeing to act as surety and personal guarantor of $413,000 of the Company’s critical depository requirements, the Company agreed that each Assisting Party would be issued 413,000 shares of a newly authorized Series A Preferred Stock (the “Series A Preferred”).

On August 28, 2013, the Company filed a Certificate of Designation of Rights with respect to the Series A Preferred.   The Series A Preferred entitles holders thereof to receive a dividend payable in cash or common stock at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series A Preferred for purposes of calculating the Series A Preferred dividend is $1.00 per share, which the board of directors of the Company has determined represents the estimated fair market value as of the date of grant.   The Series A Preferred dividend shall be payable, at the Company’s option, in cash or by the issuance of common stock ten (10) days following the end of  each calendar quarter, or portion thereof.  As of September 30, 2013, the Company has accrued $8,690 in dividends payable.

Unless the Company has received the approval of the holders of a majority of the Series A Preferred then outstanding, the Company shall not: (i) increase or decrease the authorized number of shares of Series A Preferred; (ii) authorize or designate any new class or series of stock or any other securities convertible into equity securities of the Company ranking on a parity with or senior to the Series A Preferred in right of redemption, liquidation preference, voting, dividends or with respect to any other rights or privileges, or any increase in the authorized or designated number of any such new class or series; (iii) alter or change the rights, preferences or privileges of Series A Preferred; or (iv) liquidate or wind-up the business and affairs of the Company or effect any Liquidation Event, as defined in the Certificate of Designation.

Upon the occurrence of any Liquidation Event (as defined in the Certificate of Designation), before any distribution or payment will be made to the holders of Common Stock, the holders of Series A Preferred will be entitled to be paid out of the assets of the Company an amount equal to the amount of cash paid for the shares of Series A Preferred plus the amount, if any, of debt of the Company paid or discharged by the holders of Series A Preferred on behalf of the Company pursuant to guaranties by the holders of Series A Preferred (the “Series A Liquidation Preference”).  After payment of the full Series A Liquidation Preference, the holders of shares of Series A Preferred will participate with holders of shares of Common Stock as though each share of Series A Preferred was one share of Common Stock.

The Series A Preferred shares are not convertible into Common Stock or any other security.  Pursuant to each of the Agreements, upon the earliest to occur of the following: (i) five (5) years from the date of the Agreements, or (ii) at such time as the Assisting Party is fully released from its obligations under any credit facility obtained by the Company pursuant to the Assisting Party’s guarantee, the Company shall have the right to purchase all outstanding shares of Series A Preferred held by such Assisting Party in exchange for the granting of a five (5) year option to purchase shares of the Company’s common stock at an exercise price of $1.50 per share.  The number of shares of common stock covered by such option shall be calculated on the basis of an option to purchase one (1) share of common stock for each 2.7533 shares of Series A Preferred purchased by the Company.

The 2013 Credit Facility Agreements have been recorded as of September 30, 2013 as a deferred financing asset in the amount of $826,000 to be amortized monthly through August 31, 2018.  As of September 30, 2013, $13,707 has been amortized.

NOTE 6 – LETTER OF CREDIT

Pursuant to the 2013 Agreement to Assist with Credit Facility (Note 5), the Company secured an irrevocable stand-by letter of credit with a financial institution for the benefit of a wholesale energy provider.  The stand-by letter of credit was initially in the amount of $277,000, and was subsequently increased to $826,000.  The stand-by letter of credit expires on July 15, 2014.

NOTE 7 – PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS

Beginning in October 2012, the Company commenced a private offering (the “October 2012 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.   The October 2012 Offering consisted of an offering of “Investment Units” to accredited investors for a purchase price of $20,000 per Investment Unit.  Each Investment Unit consists of (i) 20,000 shares of common stock priced at $1.00 per share and (ii) a five year warrant to purchase up to 10,000 shares of common stock at an exercise price of $1.50 per share.   The investor warrants have a 5 year term and include piggy-back registration rights.

During the nine months ended September 30, 2013, the October 2012 Offering resulted in the issuance of 520,000 shares of common stock and 260,000 investor warrants in exchange for cash proceeds of $520,000. The approximate relative fair value of the warrants is $2,000.   The Black Scholes pricing model was used to estimate the fair value of the 260,000 warrants issued during the period, using the assumptions of a risk free interest rate of 0.87%, dividend yield of 0.00%, volatility of 17%, and an expected life of 5 years.   No placement fees were paid in connection with these investments.
NOTE 8 – CASHLESS EXERCISES OF WARRANTS

On July 22, 2013, the Company issued a total of 123,577 shares of common stock to certain accredited investors who had acquired warrants to purchase a total of 150,000 shares of common stock for $1.50 per share in connection with a private placement which was conducted between May 2012 and September 2012.  The 123,577 shares of common stock were issued pursuant to a cashless exercise of the warrants. The warrants held by such investors were terminated and cancelled upon the issuance of the 123,577 shares of common stock.

Effective July 31, 2013, the Company issued 340,000 shares of common stock to Cambria Capital, LLC (“Cambria”) pursuant to the cashless exercise of a warrant dated January 17, 2012, issued by the Company to Cambria to purchase 400,000 shares of common stock of the Company at $0.60 per share. The Cambria warrant was terminated and cancelled upon the issuance of the 340,000 shares of common stock.

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

We are required to maintain stockholders’ equity, determined in accordance with GAAP, of not less than $1,000,000 for the purpose of obtaining certification and we or our guarantor must provide and maintain an irrevocable stand-by letter of credit with a face value of $500,000 for the purpose of maintaining certification.  We will remain subject to these minimum capital standards until February 2014.  We are in compliance with this requirement as of September 30, 2013, and while we believe in the viability of our plan of operations and strategy to generate revenues and in our ability to raise additional funds, there can be no assurances that our plan of operations or ability to raise capital will be successful.

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

Marketing LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.

Plan of Operation

Our wholly owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (REP) in the State of Texas.  In general, the Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas although we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

We began delivering electricity to customers in mid-February 2012.

As of September 30, 2013, we had 27 full-time employees, 1 part-time employee and 3 independent contractors.

Results of Operations

Three Months Ended September 30, 2013, compared to the Three Months Ended September 30, 2012

Revenue – For the three months ended September 30, 2013, we generated $10,476,187 in electricity revenue from one large commercial customer, several small commercial customers and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fees and late fees of $366,375.  Electricity revenues for the three months ended September 30, 2012 were $2,625,373, including $54,213 from contract cancellation fees, disconnection fees and late fees.  Management plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of Goods Sold and Gross Profit – For the three months ended September 30, 2013, cost of goods sold and gross profit totaled $9,999,087 and $477,100, respectively.  Cost of goods sold and gross margin recorded in the three months ended September 30, 2012 were $2,076,828 and $548,545, respectively.  Management expects to experience economies of scale once it achieves a certain customer volume resulting in an increase in the gross margin percentage as electricity revenue ramps up.

Operating expenses – Operating expenses for the three months ended September 30, 2013 totaled $1,403,945 consisting primarily of general and administrative expenses of $863,426, bank service fees of $93,719, collection fees/sales verification fees of $3,531, outside commission expense of $20,527, professional fees of $89,207, bad debt reserve of $242,810 and $90,725 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) providers to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the three months ended September 30, 2012 totaled $646,475, consisting of general and administrative expenses of $567,955, acquisition of residential customers of $190, bank service fees of $24,785, collection fees of $16,429 and billing fees of $37,116.

Net loss – Net loss for the three months ended September 30, 2013 and 2012 totaled $957,236 and $114,089, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

For the Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

Revenue – For the nine months ended September 30, 2013, the Company generated $18,893,140 in electricity revenue primarily from one large commercial customer, several small commercial customers, and from the addition of various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fees and late fees of $758,291.  For the nine months ended September 30, 2012, the Company generated $3,817,559 in electricity revenue.  Management also plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.

Cost of Goods Sold and Gross Margin – For the nine months ended September 30, 2013, cost of goods sold and gross margin totaled $17,401,213 and $1,491,927, respectively.  Cost of goods sold and gross margin recorded in the nine months ended September 30, 2012 were $2,966,423 and $851,136, respectively.  Management expects to experience economies of scale once it achieves a certain customer volume resulting in an increase in the gross margin percentage as electricity revenue ramps up.

Operating expenses – Operating expenses for the nine months ended September 30, 2013 totaled $3,319,091, consisting primarily of general and administrative expenses of $2,020,134, bank service fees of $185,406, collection fees/sales verification fees of $63,985, outside commission expense of $128,879, professional fees of $228,242, bad debt reserve of $495,318 and $197,127 of billing fees. Operating expenses for the nine months ended September 30, 2012 totaled $1,875,089, consisting of general and administrative of $1,458,959, professional fees associated with the reverse merger of $218,700, acquisition of residential customers of $44,509, bank fees of $42,729, collection fees of $24,277 and billing fees of $85,915. Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) providers to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Net loss – Net loss for the nine months ended September 30, 2013 and 2012 totaled $1,890,288 and $1,072,443, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At September 30, 2013 and 2012, our cash totaled $891,668 and $292,002, respectively.  Our principal cash requirements for the quarter ended September 30, 2013 were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures.  Our principal cash requirements for the quarter ended September 30, 2012 were for startup activities.  Our primary source of cash during the quarter ended September 30, 2012 was from the capital received pursuant to a private placement of our common stock and warrants which raised net proceeds of $277,700.  During the quarter ended September 30, 2013, the primary source of cash was from electricity revenues and capital raised in the amount of $420,000 pursuant to private placements of common stock and warrants.

General – The Company’s increase in net cash flow during the first nine months of 2013 is attributable to $249,484 net cash provided in operating activities, $150,395 net cash used in investing activities which includes $380,793 used for the purchase of property and equipment, and net cash provided in financing activities of $511,310.  In 2012, the net cash decrease was a result of net cash used in operating activities of $1,554,675, $182,934 net cash used in investing activities, and net cash provided in financing activities of $277,700.
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

Future Financing Needs

The Company did not commence operations and the generation of revenue until the middle of the three month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes that we have adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.  However, we will require additional capital in order to meet minimum capital standards imposed by licensing authorities.  Those capital standards require us to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than $1,000,000 and to maintain an irrevocable stand-by letter of credit with a face value of $500,000.  We will remain subject to these minimum capital standards until February 2014.

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

Off-Balance Sheet Arrangements

Our existing wholesale power purchase agreement provides that we will provide additional credit support to cover mark-to-market risk in connection with the purchase of long term power.  A mark-to-market credit risk occurs when the price of previously purchased long term power is greater than the current market price for power purchased for the same term.  While we believe that the current environment of historically low power prices limits our exposure to risk, a collateral call, should it occur could limit our working capital and, if we fail to meet the collateral call, could cause liquidation of power positions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the period of time covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

As part of an offering which commenced in October 2012, during the quarter ended September 30, 2013, the Company accepted three subscriptions from accredited investors to purchase a total of twenty-one (21) Investment Units (“Units”) comprised of common stock and warrants for a purchase price of $20,000 per Unit, for gross proceeds to the Company of $420,000.  Each Unit consists of (i) 20,000 shares of the Company’s common stock (the “Common Stock”) and (ii) a five (5) year warrant (each a “Warrant” and collectively “Warrants”) to purchase 10,000 shares of Common Stock for an exercise price of $1.50 per share.  The Company granted piggyback registration rights to the investors in connection with these investments.  The Company intends to use the proceeds from these investments for general corporate and working capital purposes.

The Common Stock and Warrants were offered to the accredited investors in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Our reliance on Regulation D under the Securities Act of 1933 was based in part upon written representations made by each of the investors that: (a) such investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act of 1933, (b) such investor agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act of 1933 and any applicable state securities laws, or an exemption from such registration is available, (c) such investor has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) such investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) such investor has no need for liquidity in its investment and could afford the complete loss of such investment.  In our reliance upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, management made the determination, based upon written representations, that such investor was an “accredited investor” as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Our reliance upon Section 4(a)(2) of the Securities Act of 1933 was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering or general solicitation; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

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

SUMMER ENERGY HOLDINGS, INC.

Date: November 14, 2013	By:	/s/ Neil M. Leibman
Neil M. Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)