Form 10-K
period 2013-12-31
SUMMER ENERGY HOLDINGS INC
filed 2014-04-15
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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
Yes [X]                 No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐

Non-accelerated filer  ☐ Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]                 No [X]

The aggregate market value of the Registrant’s shares held by non-affiliates as of June 30, 2013 was $5,313,357 based upon an isolated sale of the registrant’s $0.001 par value common stock for $1.00 per share in a private transaction which included the grant of a warrant to purchase one share of common stock for an exercise price of $1.50 for each one share of common stock purchased.  For this purpose, shares held by non-affiliates are all outstanding shares except those held by directors, executive officers and shareholders who beneficially own 10% or more of the registrant’s outstanding shares.  This determination of affiliate status is not a determination of affiliate status for other purposes.

As of April 11, 2014, the registrant had 14,050,632 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders to be filed on or before April 19, 2014

SUMMER ENERGY HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Introduction

Summer Energy Holdings, Inc. (including our subsidiaries, Summer Energy, LLC (“Summer LLC”) and Summer EM Marketing, LLC (“Marketing LLC”), are referred to collectively in this Annual Report, as the “Company,” “Summer Energy,” “we,” “our” and “us”).   The Company’s primary business operations are conducted through Summer LLC, our wholly-owned subsidiary.  Summer LLC is a Texas limited liability company that has been licensed within the State of Texas as a Retail Electric Provider (“REP”) by the Public Utility Commission of Texas (“PUCT”).  As stated above, references to the “Company,” the “Registrant,” “we,” our,” and “us” or similar terms, refer to Summer Energy Holdings, Inc. (f/k/a Castwell Precast Corporation), and its predecessors and its subsidiaries (including Summer LLC), except where the context makes clear that the reference is only to Summer LLC.

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

Description of Our Company and Predecessor

The Company was incorporated in the State of Nevada under the name Castwell Precast Corporation on March 25, 2005.  On March 27, 2012, the Company (f/k/a Castwell Precast Corporation), closed the transaction (the “Transaction”) contemplated by that certain Agreement and Plan of Contribution entered into on January 17, 2012 among the Company, Summer LLC, and the individual members of Summer LLC.  A copy of the Contribution Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2012, and the description contained herein of the terms of the Contribution Agreement is qualified in its entirety by reference to the provisions thereof. Further, a more complete description of the Transaction is set forth in the Company’s Current Report on Form 8-K dated March 30, 2012. Prior to the consummation of the Transaction, the Company’s principal business activity, carried out entirely through its wholly-owned subsidiary Castwell Precast Inc., was the manufacture and installation of decorative window wells made from precast concrete. Castwell Precast Inc. was incorporated in the State of Utah on March 24, 2005. The Company ceased the business of manufacturing and installing decorative window wells, and currently conducts the business of purchasing and reselling electric power within the State of Texas through its wholly owned subsidiary Summer LLC.

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

Summer LLC was organized as a Texas limited liability company on April 6, 2011, by the filing of a certificate of organization with the Texas Secretary of State.  In September of 2011, Summer LLC was awarded a license by the Public Utility Commission of Texas (“PUCT”) to operate as an REP in Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As an REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We will offer our customers competitive electricity rates, flexible payment and pricing choices, simple offers with understandable terms, and responsive customer service.
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

We began delivering electricity to customers in mid-February 2012.  We have continued to experience growth in our customer base since that time.

As of December 31, 2013, we had twenty-eight full-time employees, one part-time employee and one independent contractor.   Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

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

Marketing and Sales

The Company is in the process of implementing a multi-tiered marketing and sales strategy.  The short-term emphasis is on controlled growth, utilizing indirect marketing through third-party relationships. Indirect marketing efforts, including the following, allow the Company to facilitate growth while keeping expenses low by avoiding the expense associated with creating and managing a full sales team:

•	Aggregators, Brokers, Consultants - often referred to as “ABC’s” in the retail power industry;
•	Affinity Programs - airline miles, credit card points, and participating gift cards;

•	Multifamily Housing Programs - incentivizing property management companies based on referrals to their tenants;
•	Referrals - reaching out to individuals connected to the community and providing incentives for sign-ups; and
•	Charitable Programs - enhancing referral programs and offering customers the chance to donate referral fees to local charitable organizations.

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

Our business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, driver’s license numbers, social security numbers and bank account information. We may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services. It is possible that our security controls over personal data, our training of employees and consultants on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information.  If a significant breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or our business may be subject to legal claims, any of which may contribute to the loss of customers and have a negative impact on the business and/or results of operations.

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

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We currently intend to retain our future earnings to support operations and to finance expansion and, therefore, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future.

On April 10, 2014, the Company paid $16,853 cash dividends to Holders of Series B Preferred Shareholders.  Several Holders of Series B Preferred Shares opted to be paid dividends in common stock as opposed to cash.

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

We currently lease approximately 6,467 square feet of office space at 800 Bering Drive, Suite 260, Houston, Texas 77057, pursuant to a lease agreement, as amended, that expires on August 31, 2016.  The current base lease payments under the lease are $10,913 per month.  Beginning on September 1, 2014, the base lease payments will be increased to $11,182 per month.  Beginning on September 1, 2015 and through the end of the term of the lease, the base lease payments will be increased to $11,451 per month.  The premises are sufficient for the Company’s current needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor have any material proceedings been terminated during the fiscal year ended December 31, 2013.

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

There is not, nor has there ever been, an active trading market for our common stock, and no information is available for the price of our common stock.  As of April 11, 2014, there were no published bids or asked quotations for the Company’s common stock on the OTC Markets.

Holders

On March 31, 2014, we had approximately 115 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2013, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2013 with respect to our existing equity compensation plans under which shares of our common stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1):	328,750	$1.12	306,250
Equity compensation plans not approved by security holders (2):	531,000	$1.50	-
Total	859,750	-	306,250

(1)	This plan is the 2012 Stock Option and Stock Award Plan.
(2)	From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance based compensation and through private placements.

Unregistered Sales of Equity Securities

In conjunction with a Master Marketing Agreement entered into on March 11, 2014, between Summer LLC and an entity which provides marketing service to Summer LLC (the “Marketer”) and in partial consideration for the services provided, the Company issued a warrant to the Marketer to purchase up to 275,000 shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”).   The Warrant has a term of ten (10) years and vests as follows: (i) as to one Warrant Share for each customer introduced by the Marketer that enters into a relationship with Summer LLC in a one year contract; (ii) as to two (2) Warrant Shares for each customer introduced by the Marketer that enters into a contract with Summer LLC with a two (2) year term; and (iii) in the event that the Marketer meets certain other milestones related to the number of customers introduced to the Company by the Marketer, the Warrant becomes exercisable with respect to up 75,000 shares of the Company’s common stock..

The Warrant was issued to the Marketer in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.  Our reliance upon Section 4(a)(2) of the Securities Act of 1933 was based in part upon the following factors: (a) the issuance of the securities was in connection with an isolated private transaction which did not involve any public offering or general solicitation; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

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

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”) and Summer EM Marketing (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

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

During the year ended 2013, we added eight full-time employees to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout Texas.  In addition, we intend to evaluate and pursue opportunities to acquire other REPs to the extent these acquisitions would provide value to us.

As of December 31, 2013, we had twenty-eight full-time employees, one part-time employees and one independent contractor.

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

Cost of Goods Sold (“COGS”) include electric power purchased and pass through charges from the TDSP’s in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are established by regulation of the Public Utility Commission of Texas ("PUCT").

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the period in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

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

Results of Operations

Year Ended December 31, 2013, compared to the Year Ended December 31, 2012

Revenue – For the year ended December 31, 2013, the Company generated $25,971,694 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fess and late fees in the amount of $1,025,278.  Electricity revenues for the year ended December 31, 2012 were $6,294,545, including $153,156 from contract cancellation fees, disconnection fees and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.  Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Profit – For the year ended December 31, 2013, cost of goods sold and gross profit totaled $23,327,793 and $2,643,901, respectively.  Cost of goods sold and gross profit for the year ended December 31, 2012 totaled $5,089,833 and $1,204,712, respectively.

Operating expenses – Operating expenses for the year ended December 31, 2013, totaled $4,784,392, consisting of general and administrative of $2,822,776, bank services fees of $293,591, collection fees/sales verification fees of $76,934, outside commissions’ expense of $182,973, professional fees of $278,358, bad debt expense of $849,149 and $280,611 of billing fees. Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (EDI) providers to handle transactions between us, ERCOT and the TSDP’s in order to produce customer bills.

Operating expenses for the year ended December 31, 2012, totaled $2,758,951, consisting of general and administrative expenses of $2,251,672, professional fees associated with the reverse merger of $218,700, costs associated with the acquisition of residential customers of $45,000, bank fees of $86,100, collection fees of $33,692 and $123,787 of billing fees.

Net loss – Net loss for the years ended December 31, 2013 and 2012, totaled $2,424,555 and $1,618,873, respectively, relating primarily due to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale, professional fees associated with the reverse acquisition, and amortization of financing costs.

Liquidity and Capital Resources

 At December 31, 2013 and 2012, our cash totaled $739,966 and $281,269, respectively.  Our principal cash requirements for the year ended December 31, 2013 and 2012, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition and capital expenditures).  During the years ended December 31, 2013 and 2012, the primary source of cash was from electricity revenues and capital raised pursuant to private placement of our common stock and warrants.  Capital received during the years ended December 31, 2013 and 2012 pursuant to a private placement of our common stock and warrants was $520,000 and $777,701 respectively.

General - The Company’s increase in net cash flows during 2013 when compared to the year ended December 31, 2012 is attributable to $162,017 cash provided in operating activities during the year ended December 31, 2013 and $177,426 cash used in investing activities during that same period including $390,456 used for the purchase of property and equipment and net cash of $474,106 provided from financing activities.  These increases in cash expenditures were offset by $520,000 received by the Company from the sale of our common stock and warrants through private placements conducted in 2013. During the year ended 2012, the Company’s decrease in net cash flows was attributable to $1,920,049 cash used in operating activities and $328,294 cash used in investing activities during that same period.   These increases in cash expenditures were offset by $777,701 received by the Company from the sale of common stock and warrants in a private placement.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business in the upcoming year ending December 31, 2014.  The anticipated source of funds is the capital raised through the year ended December 31, 2013, and electricity revenues in the upcoming year ending December 31, 2014.

Future Financing Needs

The Company did not commence operations and the generation of revenue until the three month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes that we have adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.  However, we will require additional capital in order to meet minimum capital standards imposed by licensing authorities.  Those capital standards require us to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars and to also maintain an irrevocable stand-by letter of credit with a face value of $500,000 until minimum capital standards until February 2014. After February 2014, the Company is required by the licensing authorities to maintain an irrevocable stand-by letter of credit with a face value of $500,000.

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

Related Party Transactions

Neil Leibman is a party to a three (3) year credit facility agreement (the “2011 Leibman Credit Facility Agreement”) dated November 30, 2011 with the Company.  Pursuant to the 2011 Leibman Credit Facility Agreement, the Company agreed to pay Mr. Leibman $100,000, or, at Mr. Leibman’s election, common stock of the Company, in exchange for acting as a surety in connection with a $250,000 line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out is business.  Pursuant to the 2011 Leibman Credit Facility Agreement, and Mr. Leibman’s election, the Company issued 757,576 shares of common stock to Mr. Leibman on December 3, 2012.  Mr. Leibman was appointed as an officer and director of the Company on January 21, 2013.

Tom O’Leary is a party to a three (3) year credit facility agreement (the “2011 O’Leary Credit Facility Agreement”) dated November 30, 2011 with the Company.  Pursuant to the 2011 O’Leary Credit Facility Agreement, the Company agreed to pay Mr. O’Leary $100,000, or, at Mr. O’Leary’s election, common stock of the Company, in exchange for acting as a surety in connection with a $250,000 line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out is business.  Pursuant to the 2011 O’Leary Credit Facility Agreement, and Mr. O’Leary’s election, the Company issued 757,576 shares of common stock to Mr. O’Leary on December 3, 2012.  Mr. O’Leary was appointed as a director of the Company on March 8, 2013.

Rod Danielson and Wallace DeHay entered into an agreement with the Company on December 16, 2011 to provide a credit enhancement to assist the Company in obtaining a $50,000 credit facility.   In consideration for such assistance, the Company issued Mr. Danielson 30,758 shares of common stock of the Company and issued Mr. DeHay 120,757 shares of common stock of the Company.

Neil Leibman is party to a five (5) year credit facility agreement (the “2013 Leibman Credit Facility Agreement”) dated August 29, 2013 with the Company.  Pursuant to the 2013 Leibman Credit Facility Agreement, Mr. Leibman agreed to act as surety and personal guarantor with respect to $413,000 of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out its business.  As consideration for Mr. Leibman acting as surety and personal guarantor, the Company issued Mr. Leibman 413,000 shares of its Series A Preferred Stock.

Tom O’Leary is party to a five (5) year credit facility agreement (the “2013 O’Leary Credit Facility Agreement”) dated August 29, 2013 with the Company.  Pursuant to the 2013 O’Leary Credit Facility Agreement, Mr. O’Leary agreed to act as surety and personal guarantor with respect to $413,000 of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out its business.  As consideration for Mr. O’Leary acting as surety and personal guarantor, the Company issued Mr. O’Leary 413,000 shares of its Series A Preferred Stock

In February 2014, among other investors, Andrew Bursten, Tom O’Leary and Neil Leibman, members of the Company’s Board of Directors, each entered into a Series B Preferred Stock Purchase Agreement with the Company whereby Messrs. Bursten, O’Leary and Leibman purchased shares of the Company’s Series B Preferred Stock with cash in a private placement transaction pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Contractual Obligations, Contingent Liabilities and Commitments

We currently lease approximately 6,467 square feet of office space in Houston, Texas pursuant to a lease agreement, as amended, that expires on August 31, 2016.    Beginning September 1, 2013 the base lease payments are as follows:

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2013, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2014 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference.

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

 LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Summer Energy Holdings, Inc.
Houston, TX

We have audited the accompanying consolidated balance sheets of Summer Energy Holdings, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years ended. Summer Energy Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Energy Holdings, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended in conformity with accounting principles generally accepted in the United States of America.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
April 11, 2014

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2013 AND DECEMBER 31, 2012
	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$739,966	$281,269
Restricted cash	367,385	76,219
Accounts receivable, net	3,875,745	1,539,555
Prepaid and other current assets	755,299	201,235

Total current assets	5,738,395	2,098,278

Property and Equipment, net	437,984	215,527

Certificates of Deposit – Restricted	15,025	517,701

Deferred Financing Costs, net	785,389	127,772

Total assets	$6,976,793	$2,959,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$57,731	$104,881
Accrued wholesale power purchased	4,127,420	417,085
Accrued expenses	2,015,205	576,823

Total current liabilities	6,200,356	1,098,789

Commitments

Stockholders' Equity
Series A Preferred Stock - $.001 par value, 10,000,000 shares authorized, 826,000 shares and 0 shares issued and outstanding at December 31, 2013 and 2012, respectively	826	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 13,963,445 shares and 12,954,863 issued and outstanding at December 31, 2013 and 2012, respectively	13,963	12,955
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	5,183,261	3,844,592
Accumulated deficit	(4,369,613)	(1,945,058)

Total stockholders’ equity	776,437	1,860,489

Total liabilities and stockholders' equity	$6,976,793	$2,959,278

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Revenue	$25,971,694	$6,294,545

Cost of Goods Sold
Power purchases and balancing/ancillary	13,432,526	2,677,719
Transportation and distribution providers charge	9,895,267	2,412,114

Total cost of goods sold	23,327,793	5,089,833

Gross Profit	2,643,901	1,204,712

General and Administrative	(4,784,392)	(2,758,951)

Operating Loss	(2,140,491)	(1,554,239)

Other Income (Expense)
Financing costs	(168,383)	(66,672)
Interest expense	(116,372)	-
Interest income	691	2,038

Total other income (expense)	(284,064)	(64,634)

Net Loss Before Income Taxes	(2,424,555)	(1,618,873)

Income Taxes	-	-

Net Loss	$(2,424,555)	$(1,618,873)

Preferred shares dividend	(45,894)	-

Net Loss applicable to common shareholders	(2,470,449)	(1,618,873)

Basic and diluted loss per share available to common shareholders	$(0.19)	$(0.15)
Weighted average number of shares	13,276,936	10,664,436

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2013 and 2012

	Common Stock		Preferred Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2011	9,547,624	$9,548	-	$-	$(52,000)	$2,615,477	$(326,185)	$2,246,840

Issuance of Common Stock for Services	275,000	275	-	-	-	249,725	-	250,000

Issuance of Common Stock Associated with May Term Sheet for Cash, Net	310,000	310	-	-	-	277,391	-	277,701

Issuance of Common Stock Associated with the October Offering for Cash, Net	500,000	500	-	-	-	499,500	-	500,000

Issuance of Common Stock for payment for availability of credit facility	1,515,152	1,515	-	-	-	198,485	-	200,000

Recapitalization	807,087	807	-	-	-	4,014	-	4,821

Net loss	-	-	-	-	-	-	(1,618,873)	(1,618,873)

Balance at December 31, 2012	12,954,863	$12,955	-	-	$(52,000)	$3,844,592	$(1,945,058)	$1,860,489

Issuance of Restricted Stock in compliance with officer employment agreement	25,000	25	-	-	-	20,975	-	21,000

Issuance of Common Stock associated with a Private Placement Offering	520,000	520	-	-	-	519,480	-	520,000

Vesting of Stock Options associated with the 2012 Stock Option and Award Plan	-	-	-	-	-	19,397	-	19,397

Issuance of Common Stock associated with the cashless exercise of warrants	463,582	463	-	-	-	(463)	-	-

Preferred shares issued in accordance with Credit Facility Agreement	-	-	826,000	826	-	825,174	-	826,000

Dividends Payable on Preferred Shares	-	-	-	-	-	(45,894)	-	(45,894)

Net Loss	-	-	-	-	-	-	(2,424,555)	(2,424,555)

Balance at December 31, 2013	13,963,445	$13,963	826,000	$826	$(52,000)	$5,183,261	$(4,369,613)	$776,437

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2013 and 2012
	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012

Cash Flows from Operating Activities
Net loss	$(2,424,555)	$(1,618,873)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Common stock for services	40,397	250,000
Interest earned	(800)	(2,032)
Depreciation of property and equipment	167,279	29,102
Amortization of deferred financing costs	168,383	66,672
Bad debt expense	636,890	97,297
Changes in operating assets and liabilities:
Accounts receivable	(2,973,080)	(1,635,880)
Prepaid and other current assets	(554,064)	(188,160)
Accounts payable	(47,150)	87,917
Accrued wholesale power purchases	3,710,335	417,085
Accrued expenses	1,438,382	576,823

Net cash provided (used) in operating activities	162,017	(1,920,049)

Cash Flows from Investing Activities
Purchase of restricted cash	(290,971)	(75,614)
Proceeds (purchase) of certificate of deposit – restricted	503,281	(15,000)
Recapitalization	-	564
Disposal of property and equipment	720	-
Purchase of property and equipment	(390,456)	(238,244)

Net cash used in investing activities	(177,426)	(328,294)

Cash Flows from Financing Activity
Dividends on preferred stock	(45,894)	-
Proceeds from issuance of common shares in a private placement offering	520,000	777,701

Net cash provided in financing activities	474,106	777,701

Net Change in Cash	458,697	(1,470,642)

Cash at Beginning of Period	281,269	1,751,911

Cash at End of Period	$739,966	$281,269

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$$116,372	$848
Non-cash Transactions:
Preferred stock issued for deferred financing costs	$826,000	-
Common stock issued for relief of availability of credit facility	$-	$200,000

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 and 2012

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”), and Summer EM Marketing, LLC (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Unbilled accounts as of December 31, 2013 were estimated at $1,939,126 and $825,911 as of December 31, 2012.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The balances past due are subject to a late fee that is assessed on that billing.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Loss Per Unit

Basic loss per share are computed by dividing net loss applicable to the weighted-average number of shares outstanding during the period.  Diluted loss per share is determined using the weighted-average number of shares outstanding during the period, adjusted for the dilutive effect of share equivalents, using the treasury method, consisting of shares that might be issued upon exercise of share equivalents.  As of December 31, 2013, there are 328,750 stock options and 531,000 warrants outstanding that could have a dilutive effect on loss per share, however, in periods where losses are reported, the weighted-average number of shares outstanding excludes share equivalents, because their inclusion would be anti-dilutive.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Restricted cash represents funds held in escrow for customer deposits in the amount of $367,385 and $76,219 as of December 31, 2013 and 2012, respectively.

The Company holds certificate of deposit in the amount $15,025 and $517,701 including interest earned, at December 31, 2013 and 2012, respectively.   In 2012, a certificate of deposit in the amount of $500,000 was held to secure a stand-by letter of credit for the benefit of the Public Utility Commission of Texas and a certificate of deposit of $15,000 was held to secure a credit card.  In 2013, the Company holds a $15,000 certificate of deposit to secure a credit card.

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

Deferred Financing Costs

The Company’s deferred financing costs were amortized over the life of the period of the contract.  Amortization of deferred financing costs as of December 31, 2013 and 2012 were $168,383 and $66,672.

Recent Pronouncements

The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

NOTE 3 - INCOME TAXES

Actual income tax expense for the years ended December 31, 2013 and 2012 is reconciled from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows:

	2013	2012
Expected tax expense	$(824,000)	(550,000)
Reconciling items:	—
Permanent Differences/Discrete Items	(127,000)	217,000
Change in Valuation Allowance	951,000	320,000
Others	—	13,000
	$—	—

NOTE 3 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Net operating loss carryforward - Federal	$1,152,000	332,000
Allowance for bad debt	235,000	9,000
Organizational costs	14,000	14,000

Total gross deferred tax assets	1,401, 000	355,000
Valuation allowance	(1,339,000)	(320,000)
Net deferred tax assets	62,000	35,000

Deferred tax liabilities:
Plant and equipment	(62,000)	(35,000)

Net deferred tax liabilities	(62,000)	(35,000)

Net deferred tax assets	$—	—

There was a valuation allowance of $1,339,000 and $320,000 as of December 31, 2013 and 2012, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management does not believe it is more likely than not the Company will realize the full benefits of these deductible differences at December 31, 2013.

Net operating loss carryforwards attributable to federal was $3,388,000 at December 31, 2013 and expire at different dates through 2033. There is not a provision for material uncertain tax positions for the Company at December 31, 2013 or 2012.

NOTE 4 - CREDIT FACILITY AGREEMENTS AND SERIES A PREFERRED SHARES

On November 30, 2011, we entered into separate Credit Facility Agreements with two individuals pursuant to which such individuals agreed to act as sureties in connection with a combined $500,000 line of credit from a financial institution and certain extensions of credit by critical vendors which are necessary for our business.  Pursuant to such agreements, in consideration of the assisting parties’ extension of credit thereunder, we agreed to pay a total of $200,000 to the assisting parties or, at the assisting parties’ election, the assisting parties may each elect to receive 757,576 shares of common stock.  The assisting parties agreed to make assistance available to us within 10 business days of our written request and provide a guaranty to a financial institution.  On November 15, 2012, the two individuals irrevocably elected the option to receive payment in equity pursuant to the terms of the Credit Facility Agreements and on December 3, 2012, each such individual received 757,576 shares of common stock. We recorded a $200,000 deferred financing cost that is being amortized over the three (3) year life of the agreements, the balance net of amortization as of December 31, 2013 is $61,099.

On August 29, 2013, Summer Energy Holdings, Inc. entered into two separate but identical Agreements to Assist with Credit Facility (each an “Agreement” and collectively the “Agreements”) with two directors of the Company, one of whom is also an officer of the Company, whereby these two individuals (each individual is referred to as an “Assisting Party” and, together as the “Assisting Parties”) agreed to act as sureties and personal guarantors with respect to $826,000 ($413,000 each) of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out its business (“2013 Credit Facility Agreements”).

The 2013 Credit Facility Agreements each have a term of five (5) years.   Given that each of the Assisting Parties entering into the 2013 Credit Facility Agreements is a member of the Company’s board of directors, the transaction was approved by the disinterested members of the board of directors.

NOTE 4 - CREDIT FACILITY AGREEMENTS AND SERIES A PREFERRED SHARES (CONTINUED)

As consideration for each Assisting Party agreeing to act as surety and personal guarantor of $413,000 of the Company’s critical depository requirements, the Company agreed that each Assisting Party would be issued 413,000 shares of a newly authorized Series A Preferred Stock (the “Series A Preferred”).

On August 28, 2013, the Company filed a Certificate of Designation of Rights with respect to the Series A Preferred.   The Series A Preferred entitles holders thereof to receive a dividend payable in cash or common stock at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series A Preferred for purposes of calculating the Series A Preferred dividend is $1.00 per share, which the board of directors of the Company has determined represents the estimated fair market value as of the date of grant.   The Series A Preferred dividend shall be payable, at the Company’s option, in cash or by the issuance of common stock ten (10) days following the end of  each calendar quarter, or portion thereof.   As of December 31, 2013, the Company has accrued $45,894 on dividends payable.

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

The 2013 Credit Facility Agreements have been recorded as of December 31, 2013 as a deferred financing asset in the amount of $826,000 to be amortized monthly through August 31, 2018.  The balance net of amortization as of December 31, 2013 is $724,290.

NOTE 5 - LETTERS OF CREDIT

Pursuant to the 2013 Credit Facility Agreements (Note 4), the Company secured an irrevocable stand-by letter of credit with a financial institution for the benefit of a wholesale energy provider.  The stand-by letter of credit was initially in the amount of $277,000, and was subsequently increased to $826,000.  The stand-by letter of credit expires on July 15, 2014.

Pursuant to a Credit Facility Agreement entered into on November 30, 2011, the Company secured an irrevocable stand-by letter of credit in the amount of $50,000 with a financial institution for the benefit of ERCOT.   The letter of credit was automatically renewed on May 10, 2013 for one year.

Pursuant to a Credit Facility Agreement entered into on November 11, 2011, the company has secured an irrevocable stand-by letter of credit in the amount of $500,000 with a financial institution for the benefit of the PUCT.   The letter of credit was automatically renewed on February 1, 2014 for one year.

NOTE 6 – 2012 STOCK OPTION AND STOCK AWARD PLAN

As of December 31, 2013, the Company granted a stock option to purchase 250,000 shares of the Company’s common stock to a key employee. The options covering a total of 125,000 shares will vest one year from the date of grant and options covering a total of 125,000 shares will vest two years from the date of grant and have an estimated fair value of $35,942.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.77% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years. The options vest ratably over the vesting period of two years and stock compensation expense of approximately $17,316 was expensed during the year ended December 31, 2013.

During the year ended December 31, 2013, the Company granted stock options to purchase a total of 67,500 shares of common stock at an exercise price of $1.50 per share.  The options will vest over two years from the date of grant, and will expire ten (10) years from the date of grant and have an estimated fair value of $2,603. The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.  The options vest ratably over the vesting period of two years and stock compensation expense of $801 was expensed during the year ended December 31, 2013.

Also during the period year December 31, 2013, the Company issued 25,000 shares of restricted common stock to an officer of the company. These shares vest one year from the date of grant.

The 25,000 restricted shares are estimated to have had a value of $24,000 on the date of grant.   The restricted shares vest ratably over the vesting period of one year and stock compensation expense of approximately $21,000 was expensed during the year ended December 31, 2013.

Also, during the year ended December 31, 2013, the Company granted a total of 31,250 stock options to non-employee members of the Company’s Board of Directors under the Plan. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of grant and are estimated to have a fair value of approximately $1,282 on the date of grant. The fair value of the options was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.  Stock compensation expense of $1,282 was expensed during the year ended December 31, 2013.

As of December 31, 2013, options covering 498,750 shares of common stock had been awarded from the Plan and options covering 20,000 shares of common stock had been forfeited with a remaining balance of 306,250 shares of common stock allocated to the Plan.

NOTE 6 – 2012 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

Stock option activity for the years ended December 31, 2013 and 2012 are summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2012	-	$-	-	$-
Options granted	348,750	1.14	9.18	39,827
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(20,000)	1.50	-	(655)
Outstanding at December 31, 2013	328,750	$1.12	9.18	$39,172

Vested at December 31, 2013	120,243	$1.18	9.27	$14,328

Exercisable at December 31, 2013	120,243	$1.18	9.27	$14,328

The assumptions used and the weighted average calculated value of options issued during 2013, were as follows:

Risk-free interest rate	0.87%
Expected dividend yield	0.00%
Expected volatility	17.00%
Expected life	5 Years

NOTE 7 - PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS

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

During the period ended December 31, 2013, the October 2012 Offering resulted in the issuance of 520,000 shares of common stock and 260,000 investor warrants in exchange for cash proceeds of $520,000. The approximate relative fair value of the warrants is $10,452.   The Black Scholes pricing model was used to estimate the fair value of the 260,000 warrants issued during the period, using the assumptions of a risk free interest rate of 0.87%, dividend yield of 0.00%, volatility of 17%, and an expected like of 5 years.   No placement fees were paid in connection with these investments.

NOTE 7 - PRIVATE PLACEMENT OF COMMON SHARES AND RELATED WARRANTS (CONTINUED)

Warrant activity for the period ended December 31, 2013, was as follows:

			Weighted	Grant
		Weighted	Average	Date
		Average	Remaining	Fair
	Shares	Exercise Price	Contractual Life (In Years)	Value

Outstanding at December 31, 2012	826,000	1.06	4.27	18,002

Warrants granted	260,000	$1.50	4.66	$10,452

Warrants exercised	(555,000)	$0.85		$(525)

Warrants cancelled/forfetied/expired	-			$-

Outstanding at December 31, 2013	531,000	$1.50	4.21	$27,929

Vested at December 31, 2013	531,000	1.50	4.21	27,929

Exercisable at December 31, 2013	531,000	1.50	4.21	27,929

The assumptions used and the weighted average calculated value of warrants issued during 2013, were as follows:

Risk-free interest rate	0.87%
Expected dividend yield	0.00%
Expected volatility	17.00%
Expected life	5 Years

NOTE 8 – CASHLESS EXERCISES OF WARRANTS

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

On July 22, 2013, the Company issued a total of 123,577 shares of common stock to certain accredited investors who had acquired warrants to purchase a total of 155,000 shares of common stock for $1.50 per share in connection with a private placement which was conducted between May 2012 and September 2012.  The 123,577 shares of common stock were issued pursuant to a cashless exercise of the warrants. The warrants held by such investors were terminated and cancelled upon the issuance of the 123,577 shares.

NOTE 9 – PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated over their estimated useful lives (3 to 7 years) using the straight-line method.  Costs of assets include those capital expenditures which improve the efficiency of the assets or lengthen their useful lives.  Expenditures for maintenance and repairs are charged against income as incurred.  Costs and related accumulated depreciation of assets sold or otherwise retired are removed from accounts, and any resulting gain or loss is reflected in income.  Depreciation expense charged to operations totaled $167,279 for the year ended December 31, 2013 and $29,102 for the year ended December 31, 2012.

As of December 31, 2013, property and equipment consisted of the following:

	December 31, 2013 ($)	December 31, 2012 ($)
Computer software	15,295	9,871
Computer hardware	55,343	25,083
Furniture and fixtures	37,859	7,678
Leasehold improvements	69,922	5,343
Website	452,464	194,058
Other equipment	-	91,730
Total property and equipment	630,883	333,763
Less: Accumulated depreciation	(192,899)	(118,236)
Property and equipment, net	437,984	215,527

NOTE 10 - OPERATING LEASE COMMITMENTS

The Company assumed an operating lease for office space on November 1, 2011, under a non-cancellable lease obligation which expires on August 31, 2016.

Rent Period	Monthly Base Rent
09/01/2013 – 08/31/2014	$10,913
09/01/2014 – 08/31/2015	$11,182
09/01/2015 – 08/31/2016	$11,451

The Company assumed an operating lease for office equipment on December 5, 2011, under non-cancellable lease obligation which expired on May 31, 2012.

Future minimum commitments including extension options under all non-cancellable operating lease obligations are as follows:

Contractual Obligations	2014	2015	2016	2017	2018	Total
Operating Leases	$134,000	$138,000	$94,000	$2,000	$1,000	$369,000

Lease expense for the years ended December 31, 2013 and 2012 is $128,155 and $79,593, respectively.

NOTE 11 – REGULATORY COMMITMENT

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

Summer LLC is required to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars for the purpose of obtaining certification and we or our guarantor must provide and maintain an irrevocable stand-by letter of credit with a face value of $500,000 for the purpose of maintaining certification through February 2014.   After February 2014, the Company is required to maintain an irrevocable stand-by letter of credit with a face value of $500,000.

We are in compliance with this requirement as of December 31, 2013, and while we believe in the viability of our plan of operations and strategy to generate revenues and in our ability to raise additional funds, there can be no assurances that our plan of operations or ability to raise capital will be successful.

NOTE 12 - WHOLESALE POWER PURCHASE AGREEMENT

The Company’s wholesale power purchase agreement provides, in addition to certain collateral calls, that the Company will provide additional credit to cover mark to market risk in connection with the purchase and sale of long term power (See Note 5).  A mark to market credit risk occurs when the price of power purchased is greater than the current market price.  While the Company believes it has purchased its current power at the lowest prices, should a collateral call occur, this could limit the Company’s working capital and potentially cause liquidation of power positions should the Company fail to meet the collateral call.   See Note 13 relating to activities subsequent to December 31, 2013 relating to the Company’s wholesale power provider.

NOTE 13 - SUBSEQUENT EVENTS

Amendment to Executive Employment Agreement

Effective February 3, 2014, the board of directors appointed Angela Hanley, 36, to serve as President of the Company, as a result of Neil Leibman’s resignation from such position.  In conjunction with Ms. Hanley’s appointment as President of the Company, the Company and Ms. Hanley entered into an amendment (the “Amendment”) to Ms. Hanley’s current employment agreement on February 6, 2014.  The Amendment, which has an effective date of February 3, 2014, provides that Ms. Hanley will transition from her role as Vice President, Operations and Marketing to serve as the Company’s President, and restructured her incentive compensation.  Pursuant to the terms of the Amendment and in conjunction with her appointment, Ms. Hanley was granted an option to purchase 25,000 shares of the Company’s common stock.  One-half of the options vested immediately, and the remaining one-half will vest on August 3, 2014, so long as Ms. Hanley remains the President of the Company.  She will also be eligible to receive a future grant of 25,000 options to purchase common stock of the Company upon reaching certain milestones related to the number of retail electricity customers and financial performance of the Company.  The stock options were issued pursuant to the Company’s 2012 Stock Option and Stock Award Plan.

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

Issuance of Common Stock as Dividend Payment on Series A Preferred Stock

In accordance with the Certificate of Designation of Rights, Preferences, Privileges and Restrictions of Series A Preferred Shares (See Note 4), dividends due to holders of Series A Preferred Stock may be paid at the option of the Company in shares of the Company’s $0.001 par value Common Stock valued at the fair market value of such shares of Common Stock as determined in good faith by the Board of Directors on the Record Date.

On January 10, 2014, the Company issued 22,947 shares of common stock to Neil Leibman and 22, 947 shares of common stock to Tom O’Leary as payment of dividends relating to Series A Preferred Stock accrued through December 31, 2013.

On April 10, 2014, the Company issued 12,220 shares of common stock to Neil Leibman and 12,220 shares of common stock to Tom O’Leary as payment on dividends accrued for the quarter ended March 31, 2014.

Series B Preferred Stock Issuance

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Certificate of Designation”) with respect to a class of preferred stock designated as Series B Preferred Stock (the “Series B Preferred”).   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,800,000 shares of the Series B Preferred, for an aggregate purchase price of $1,800,000.  Several members of the Company’s board of directors directly or indirectly participated in the offering.

Additional terms, conditions, rights, and privileges of the Series B Preferred include:

Voting:  Each holder of Series B Preferred is entitled to the number of votes equal to the number of shares of the Company’s common stock into which such shares of Series B Preferred held by such holder could then be converted.  The initial conversion price is $1.00 per share, and the per-share purchase price was $1.00.  As such, the initial conversion ratio is 1-1.

Conversion:  Optional Conversion.  The Series B Preferred is convertible into common stock at the election of the holder, with an initial conversion price of $1.00 per share.  The Certificate of Designation provides certain adjustments to the conversion price to adjust for stock splits, adjustments, and issuance of additional shares of stock.  Mandatory Conversion.  Additionally, the Series B Preferred will automatically be converted upon the earlier to occur of (A) the affirmative election of the holders of fifty percent (50%) of the outstanding shares of Series B Preferred, voting as a separate class, or (B) the affirmative vote of the board of directors upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, which values the Company at least $50 million and in which the gross proceeds to the Company (after underwriting discounts, commissions and fees) are at least $10 million.

Liquidation. Upon the occurrence of any “Liquidation Event” (including a liquidation of the Company or a sale of the Company), before any distribution or payment will be made to the holders of common stock, the holders of Series B Preferred will be entitled to be paid out of the assets of the Company an amount equal to the amount of cash paid for the shares of Series B Preferred and accumulated but unpaid dividends. The Series B Preferred ranks pari passu with the Series A Preferred Stock with regard to liquidation payments, as well as to any subsequent series of preferred stock.

Redemption. The Company may, at any time, redeem all or a portion of the Series B Preferred upon 20 days’ notice at a price of $1.20 per share.

The foregoing is only a brief description of the material terms of the Certificate of Designation and the offering of the Series B Preferred, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the full text of the Certificate of Designation.

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

Issuance of Common Stock as Dividend Payment on Series B Preferred Stock

In accordance with the Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Certificate of Designation”) of Series B Preferred Shares, dividends due to holders of Series B Preferred Stock may be paid at the option of the Holder in shares of the Company’s $0.001 par value Common Stock valued at the fair market value of such shares of Common Stock as determined in good faith by the Board of Directors on the Record Date.

On April 10, 2014, several Holders of Series B Preferred Shares opted to be paid dividends in common stock as opposed to cash including members of the Company’s board of directors who had directly or indirectly participated in the Series B offering.   Holders of Series B Preferred Shares not electing to be paid dividends with shares of common stock were paid cash dividends.

Wholesale Power Provider Letter Agreement

The Company and its wholesale power provider (See Note 12) entered into a letter agreement dated February 19, 2014 whereby the wholesale power provider granted the Company additional time to meet certain outstanding payment obligations to the wholesale power provider and the Company agreed to comply with such obligations.

Master Revolving Note

On February 26, 2014, the Company signed a Master Revolving Note with Comerica Bank in the amount of $500,000.  The Master Revolving Note has a maturity date of August 25, 2014 with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin”.   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Referenced Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Bank as its prime rate for its borrowers, as such rate may vary from time to time, which rate is not necessarily the lowest rate on loans made by Bank at any such time.  “Applicable Margin” means 1% per annum.   The Master Revolving Note is collateralized by $250,000 pledged in cash held in account with Comerica Bank and $250,000 of the Master Revolving Note is unsecured.

The Master Revolving Note secures an irrevocable stand-by letter of credit in the amount of $500,000 with a financial institution for the benefit of the PUCT.   The letter of credit was previously secured by a Credit Facility Agreement entered into by the Company on November 11, 2011 (Note 5). The letter of credit for the benefit of the PUCT was automatically renewed on February 1, 2014 for one year.

Master Marketing Agreement

On March 11, 2014, the Company entered into a Master Marketing Agreement with an entity which provides marketing services. The Marketer is in the business of using its multi-level marketing network to broker the services of electric providers to potential residential customers.

The Company issued a warrant to the Marketer to purchase up to 275,000 shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”).   The Warrant has a term of ten (10) years and vests as follows: (i) as to one Warrant Share for each customer introduced by the Marketer that enters into a relationship with Summer LLC in a one year contract; (ii) as to two (2) Warrant Shares for each customer introduced by the Marketer that enters into a contract with Summer LLC with a two (2) year term; and (iii) in the event that the Marketer meets certain other milestones related to the number of customers introduced to the Company by the Marketer, the Warrant becomes exercisable with respect to up 75,000 shares of the Company’s common stock.

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
3.4
Certificate of Designation of Rights, Preferences, Privileges and Restrictions for Series A Preferred Stock, filed with the Nevada Secretary of State on August 28, 2013, incorporated by reference to Exhibit 3.1 to our Form 8-K filed on September 4, 2013.

3.5
Certificate of Designation of Rights, Preferences, Privileges and Restrictions for Series B Preferred Stock, filed with the Nevada Secretary of State on February 19, 2014, incorporated by reference to Exhibit 3.1 to our Form 8-K filed on February 24, 2014.

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

10.12	Form of Indemnification Agreement for Officers and Directors, incorporated by reference to Exhibit 10.1 to our Form S-8 filed on December 6, 2012
10.13	Office Lease Agreement, as amended, originally dated August 1, 2006, incorporated by reference as Exhibit 10.13 to our Form 10-K filed on March 28, 2013.
10.14	Form of 2013 Agreement to Assist with Credit Facility, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 4, 2013.
10.15
First Amendment to Executive Employment Agreement, effective February 3, 2014, by and between Summer Energy Holdings, Inc. and Angela Hanley, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 6, 2014.

10.16	Form of Series B Preferred Stock Purchase Agreement, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 24, 2014
14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-Q filed on May 15, 2012.
16.1	Letter regarding change in certifying accountants, dated April 18, 2012, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on April 20, 2012.
21.1	Schedule of Subsidiaries.
23.1	Consent of LBB Associates Ltd., LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to our Form 10-Q filed on May 15, 2013.
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 to our Form 10-Q filed on May 15, 2013.
99.3	Nominating and Corporate Governance Committee Charter, incorporated by reference to Exhibit 99.3 to our Form 10-K filed on March 28, 2013

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

April 15, 2014

By:           /s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer and
Principal Financial Officer

April 15, 2014

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Neil M. Leibman Neil M. Leibman	Chief Executive Officer (Principal Executive Officer and Director)	April 15, 2014
/s/ Jaleea P. George Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	April 15, 2014
/s/ Stuart C. Gaylor Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	April 15, 2014
/s/ Tom D. O’Leary Tom D. O’Leary	Director	April 15, 2014
/s/ Jefferey Mace Meeks Jefferey Mace Meeks	Director	April 15, 2014
/s/ Andrew Bursten Andrew Bursten	Director	April 15, 2014
/s/ James P. Stapleton James P. Stapleton	Director	April 15, 2014