Form 10-Q
period 2014-03-31
SUMMER ENERGY HOLDINGS INC
filed 2014-05-15
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 14, 2014 was 14,060,408.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2014 AND DECEMBER 31, 2013 (Unaudited)
	March 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$637,580	$739,966
Restricted cash	345,332	367,385
Accounts receivable, net	3,305,637	3,875,745
Prepaid and other current assets	941,990	755,299

Total current assets	5,230,539	5,738,395

Property and Equipment, net	448,251	437,984

Certificates of Deposit – Restricted	15,044	15,025

Deferred Financing Costs, net	696,488	785,389

Total assets	$6,390,322	$6,976,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$195,004	$57,731
Accrued wholesale power purchased	2,514,591	4,127,420
Accrued expenses	1,911,801	2,015,205
Advances related party	219,000	-

Total current liabilities	4,840,396	6,200,356

Commitments

Stockholders' Equity
Series A Preferred Stock - $.001 par value, 2,000,000 shares authorized, 826,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	826	826
Series B Preferred Stock - $.001 par value, 3,000,000 authorized, 1,799,000 shares issued and outstanding at March 31, 2014 and 0 at December 31, 2013, respectively	1,799	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 14,009,339 and 13,963,445 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	14,009	13,963
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	6,992,806	5,183,261
Accumulated deficit	(5,407,514)	(4,369,613)

Total stockholders’ equity	1,549,926	776,437

Total liabilities and stockholders' equity	$6,390,322	$6,976,793

See the accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Electricity Revenue	$7,175,580	$2,890,845

Cost of Goods Sold
Power purchases and balancing/ancillary	3,930,906	1,223,185
Transportation and distribution providers charge	2,749,380	1,111,592

Total cost of goods sold	6,680,286	2,334,777

Gross Profit	495,294	556,068

General and Administrative	1,368,148	865,836

Operating Loss	(872,854)	(309,768)

Other Income (Expense)
Financing costs	(88,901)	(16,668)
Interest expense	(76,207)	-
Interest income	61	515

Total other income (expense)	(165,047)	(16,153)

Net Loss Before Income Taxes	(1,037,901)	(325,921)

Income Taxes	-	-

Net Loss	$(1,037,901)	$(325,921)

Series A Preferred shares dividend	(24,440)	-
Series B Preferred shares dividend	(20,996)	-

Net Loss applicable to common shareholders	$(1,083,337)	(325,921)

Basic and diluted loss per share available to common shareholders	$(0.08)	$(0.03)
Weighted average number of shares - Basic and Diluted	14,004,240	12,968,196

See the accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013 (UNAUDITED)
	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013

Cash Flows from Operating Activities
Net loss	$(1,037,901)	$(325,921)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Stock compensation expense	11,932	6,893
Interest earned on restricted cash	(19)	(495)
Depreciation of property and equipment	50,885	28,762
Amortization of deferred financing costs	88,901	16,668
Bad debt expense	143,512	86,725
Changes in operating assets and liabilities:
Accounts receivable	426,596	34,077
Prepaid and other current assets	(186,691)	(88,279)
Accounts payable	137,273	96,087
Accrued wholesale power purchases	(1,612,829)	205,681
Accrued expenses	(57,510)	6,974
Advances related party	219,000	-

Net cash provided by (used) in operating activities	(1,816,851)	67,172

Cash Flows from Investing Activities
Sale of restricted cash	22,053	(2,000)
Purchase of property and equipment	(61,152)	(203,674)

Net cash used in investing activities	(39,099)	(205,674)

Cash Flows from Financing
Dividends on Series A preferred stock	(24,440)	-
Dividends on Series B preferred stock	(20,996)	-
Proceeds from issuance of Series B preferred stock	1,799,000	-

Net cash provided by financing activity	1,753,564	-

Net Change in Cash	(102,386)	(138,502)

Cash at Beginning of Period	739,966	281,269

Cash at End of Period	$637,580	$142,767

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$76,207	$794

Non-Cash Transactions
Issuance of common stock for dividend payable on Series A preferred stock	$45,894	-

See the accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), and Summer EM Marketing, LLC (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

Summer LLC is a retail electric provider in the state of Texas under a license with the Public Utility Commission of Texas (“PUCT”).  Summer LLC procures wholesale energy and resells it to commercial and residential customers.  Summer LLC was organized on April 6, 2011, under the laws of the state of Texas.  The operations of Summer LLC are the Company’s sole line of business.

Marketing LLC was formed in the state of Texas on November 6, 2012, to provide certain marketing services to Summer LLC.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014.

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

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of March 31, 2014, were estimated at $1,597,108.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During the three months ended March 31, 2014, the Company granted stock options to purchase up to 25,000 shares of the Company’s common stock to a certain key officer. The options covering a total of 12,500 shares vested at the date of grant and 12,500 shares will vest in August 2014.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $4,242 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.   Approximately $2,827 was expensed during the three months March 31, 2014 with regards to stock options granted to a certain key employee.

In addition, the officer is eligible to receive a future grant of 25,000 of options to purchase common stock of the Company upon reaching certain milestones related to the number of retail electricity customers and financial performance of the Company.

Also during the three months ended March 31, 2014, the Company granted 4,000 employee stock options to certain key employees.   Options covering a total of 4,000 shares will vest over two years from the date of grant.   The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.   The options covering 4,000 shares that were granted during the three months ended March 31, 2014, are estimated to have had a value of approximately $164 on the date of grant.  The options vest ratably over the vesting period of two years and stock compensation expense of approximately $6 was expensed during the three months ended March 31, 2014.

NOTE 5 - 2011 CREDIT FACILITY AGREEMENTS AND ADVANCES RELATED PARTY

On November 30, 2011,  the Company entered into separate Credit Facility Agreements (2011 Credit Facility Agreements) with two individuals pursuant to which such individuals agreed to act as sureties in connection with a combined $500,000 line of credit from a financial institution and certain extensions of credit by critical vendors which are necessary for our business.  Pursuant to such agreements, in consideration of the assisting parties’ extension of credit thereunder, we agreed to pay a total of $200,000 to the assisting parties or, at the assisting parties’ election, the assisting parties may each elect to receive 757,576 shares of common stock.  The assisting parties agreed to make assistance available to us within 10 business days of our written request and provide a guaranty to a financial institution.  On November 15, 2012, the two individuals irrevocably elected the option to receive payment in equity pursuant to the terms of the Credit Facility Agreements and on December 3, 2012, each such individual received 757,576 shares of common stock.  The Company recorded a $200,000 deferred financing cost that is being amortized over the three (3) year life of the agreements, the balance net of amortization as of March 31, 2014 is $44,431.

On March 31, 2014, Neil Leibman advanced the Company $219,000 cash as part of the 2011 Credit Facility Agreement.

NOTE 6 – 2013 CREDIT FACILITY AGREEMENTS AND SERIES A PREFERRED SHARES

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

On August 28, 2013, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions with respect to a class of preferred stock designated as Series A Preferred Stock (the “Series A Preferred”) with the Nevada Secretary of State.  The Series A Preferred was issued in association with the Agreements to Assist with Credit Facility dated August 29, 2013. Dividends due to holders of such Series A Preferred may be paid at the option of the Company in shares of the Company’s $0.001 par value common stock valued at the fair market value of such shares of common stock as determined in good faith by the Board of Directors on the record date of the dividend. On January 10, 2014, the Company issued 22,947 shares of common stock to Neil Leibman and 22,947 shares of common stock to Tom O’Leary as payment of dividends relating to the Series A Preferred accrued through December 31, 2013.

The 2013 Credit Facility Agreements have been recorded as of March 31, 2014 as a deferred financing asset in the amount of $826,000 to be amortized monthly through August 31, 2018.  The balance net of amortization as of March 31, 2014 is $652,057.

NOTE 7 – LETTER OF CREDIT

On February 26, 2014, the Company signed a Master Revolving Note with Comerica Bank in the amount of $500,000.  The Master Revolving Note has a maturity date of August 25, 2014 with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin”.   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Referenced Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers, as such rate may vary from time to time, which rate is not necessarily the lowest rate on loans made by Comerica Bank at any such time.  “Applicable Margin” means 1% per annum.   The Master Revolving Note is collateralized by $250,000 pledged in cash held in account with Comerica Bank and $250,000 of the Master Revolving Note is unsecured.

The Master Revolving Note secures an irrevocable stand-by letter of credit in the amount of $500,000 with a financial institution for the benefit of the PUCT.   The letter of credit was previously secured by the 2011 Credit Facility Agreements entered into by the Company on November 30, 2011 (see Note 5). The letter of credit for the benefit of the PUCT was automatically renewed on February 1, 2014, for one year.

NOTE 8 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Series B Designation”) with respect to a class of preferred stock designated as Series B Preferred Stock (the “Series B Preferred”).   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,799,000 shares of the Series B Preferred, for an aggregate purchase price of $1,799,000 as of March 31, 2014.  Several members of the Company’s board of directors directly or indirectly participated in the offering.

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

NOTE 8 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES – (CONTINUED)

The foregoing is only a brief description of the material terms of the Series B Designation and the offering of the Series B Preferred, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the full text of the Certificate of Designation which was filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2014.

In accordance with the Series B Designation, dividends due to holders of Series B Preferred may be paid at the option of the holder in shares of the Company’s $0.001 par value common stock valued at the fair market value of such shares of common stock as determined in good faith by the Board of Directors on the record date of the dividend.  On April 10, 2014, several holders of Series B Preferred opted to be paid dividends of common stock as opposed to cash, including members of the Company’s board of directors who had directly or indirectly participated in the Series B offering.   Holders of Series B Preferred not electing to be paid dividends with shares of common stock were paid cash dividends.

NOTE 9 – MASTER MARKETING AGREEMENT AND ISSUANCE OF WARRANTS

On March 11, 2014, the Company entered into a Master Marketing Agreement with an entity which provides marketing services. The Marketer is in the business of using its multi-level marketing network to broker the services of electric providers to potential residential customers.

The Company issued a warrant to the Marketer to purchase up to 275,000 shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”).   The Warrant has a term of ten (10) years and vests as follows: (in) as to one Warrant Share for each customer introduced by the Marketer that enters into a relationship with Summer LLC in a one year contract; (ii) as to two (2) Warrant Shares for each customer introduced by the Marketer that enters into a contract with Summer LLC with a two (2) year term; and (iii) in the event that the Marketer meets certain other milestones related to the number of customers introduced to the Company by the Marketer, the Warrant becomes exercisable with respect to an additional 75,000 shares of the Company’s common stock.

The fair value of the warrants of $46,656 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the warrant of 10 years.  No stock compensation expense recorded for the period as no warrants have vested.

NOTE 10 – WHOLESALE POWER PROVIDER LETTER AGREEMENT

The Company’s original wholesale power purchase agreement provides, in addition to certain collateral calls, that the Company will provide additional credit to cover mark to market risk in connection with the purchase and sale of long term power.  A mark to market credit risk occurs when the price of power purchased is greater than the current market price.  While the Company believes it has purchased its current power at the lowest prices, should a collateral call occur, this could limit the Company’s working capital and potentially cause liquidation of power positions should the Company fail to meet the collateral call.

The Company and its wholesale power provider entered into a letter agreement dated February 19, 2014, whereby the wholesale power provider granted the Company additional time to meet certain outstanding payment obligations totaling $2,665,723 for wholesale power and interest at March 31, 2014. The Company fully complied with such obligations.

See Note 11 for a discussion on the Company’s wholesale power purchase agreement entered into subsequent to March 31, 2014.

NOTE 11 – SUBSEQUENT EVENTS

Wholesale Power Purchase and Energy Marketing Agreement
On April 25, 2014, the Company closed a transaction with DTE Energy Trading, Inc. (“DTE”), with an effective date of April 1, 2014.  As part of the transaction, the Company and DTE entered into an Energy Marketing Agreement for Electric Power (the “Energy Marketing Agreement”). Pursuant to the terms of the Energy Marketing Agreement, the Company agreed to purchase its electric power and associated services requirements from DTE, and DTE agreed to provide the Company with certain credit facilities to assist the Company in the purchase of its electric power and associated service requirements.  The Company also agreed to pay DTE a fixed monthly fee, as well as certain fees based on megawatt hours purchased.  The terms of the Energy Marketing Agreement are governed by the ISDA 2002 Master Agreement, as well as a Schedule and Power Annex thereto (the “2002 Master Agreement”).    In conjunction therewith, the Company and DTE also entered into a Credit Agreement, a Security Agreement and a Membership Interest Pledge Agreement.

NOTE 11 – SUBSEQUENT EVENTS – (CONTINUED)

Pursuant to the Credit Agreement, among other things DTE agreed to (i) provide a guaranty (a “Credit Guaranty”) to the Electric Reliability Council of Texas (“ERCOT”) for the benefit of the Company, and (ii) provide commodity loans for the purchase of electricity (“Commodity Loans”).  Each Commodity Loan and any Credit Guaranty shall bear interest on the outstanding principal amount thereof, from the date such Commodity Loan or Credit Guaranty is issued until it becomes due or is revoked, respectively, at a rate per annum equal to the Prime Rate (as reported by the Wall Street Journal) plus two percent (2%).  The Company covenanted not to, among other things, (a) merge or consolidate with any other person, (b) acquire all or substantially all of the capital stock or property of another person, (c) create, assume or suffer to exist any lien on any property now owned or hereafter acquired by the Company except for permitted liens (as set forth in the Credit Agreement) or (d) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Credit Agreement).

In consideration of the services and credit support provided by DTE to the Company, and pursuant to the Security Agreement, the Company is required to, among other things (i) grant a priority security interest to DTE in all of its assets, equipment and inventory; (ii) require its customers to remit monthly payments into a lockbox account over which DTE has a security interest; and (iii) deliver monthly and annual forecasted and audited statements to DTE.

Pursuant to the Membership Interest Pledge Agreement, the Company pledged to DTE, and granted to DTE a security interest in all of the membership interests of Summer Energy, LLC owned by the Company, as well as all additional membership interests of Summer Energy, LLC from time to time acquired by the Company.

As part of the transaction, the Company, DTE and BP Energy Company (the Company’s prior wholesale energy provider) entered into a Novation Agreement (the “Novation Agreement”), whereby the Company transferred by novation, with an effective novation date of May 1, 2014, to DTE, and DTE accepted, the rights, liabilities, duties and obligations of the Company under and in respect of each transaction entered into pursuant to that certain Master Power Purchase and Sale Agreement dated as of August 9, 2011, between BP Energy Company and Summer Energy, LLC, thereby effectively terminating the BP Energy Company agreement as of May 1, 2014.

Letter of Credit Released by Wholesale Provider

Pursuant to the Credit Facility Agreements entered into by and between the Company and Neil Leibman and Tom O’Leary on August 29, 2013 (the “2013 Credit Facility Agreements”), the Company had an irrevocable stand-by letter of credit which was secured with a financial institution for the benefit of its wholesale energy provider in the amount of $826,000 (see Note 5).

The Company and its wholesale power provider entered into a letter agreement dated February 19, 2014, whereby the wholesale power provider granted the Company additional time to meet certain outstanding payment obligations totaling $2,665,732 at March 31, 2014 (see Note 9).

On April 24, 2014, the Company fully complied with the terms of the letter agreement dated February 19, 2013, and at such time, the wholesale provider released back to the financial institution the irrevocable stand-by letter of credit in the amount of $826,000.

2013 Credit Facility Agreements and Call Right of Series A Preferred Stock

Pursuant to the 2013 Credit Facility Agreements, the Company, upon the earliest to occur of the following:  (i) five (5) years from the date of the 2013 Credit Facility Agreements, or (ii) at such time as the Assisting Party (as defined in the 2013 Credit Facility Agreements) is fully released from its obligations under any credit facility obtained by the Company pursuant to the Assisting Party’s guarantee, the Company shall have the right to purchase all outstanding shares of Series A Preferred held by such Assisting Party in exchange for the granting of a five (5) year option to purchase shares of the Company’s common stock at an exercise price of $1.50 per share.   The number of shares shall be calculated on the basis on an option to purchase one (1) share of common stock for each 2.733 shares of Series A Preferred purchased by the Company.

NOTE 11 – SUBSEQUENT EVENTS (CONTINUED)

On May 6, 2014, the Company exercised the Call Right reflected within each Credit Facility Agreement and on May 13, 2014 granted a stock option to Neil Leibman to purchase 151,115 shares of common stock at an exercise price of $1.50 per share, and a stock option to Tom O’Leary to purchase 151,115 shares of common stock at an exercise price of $1.50 per share.

The deferred financing costs associated with the 2013 Credit Facility Agreements will be removed from the consolidated financial statements in the June 30, 2014 Form 10-Q filing.

Issuance of Common Stock as Dividend Payment on Series A Preferred Stock

On April 10, 2014, the Company issued 12,220 shares of common stock to Neil Leibman and 12,220 shares of common stock to Tom O’Leary as payment on dividends accrued for the quarter ended March 31, 2014.

On May 6 2014, the Company issued 4,888 shares of common stock to Neil Leibman and 4,888 shares of common stock to Tom O’Leary as payment on dividends accrued from April 1, 2014 through May 6, 2014.

Advance to Loan Amount Note

On April 18, 2014, the Company signed an Advance to Loan Amount Note with Comerica Bank in the amount of $1,500,000.  The Note has a maturity date of December 22, 2014 with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin”.   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

Guaranty of the Advance to Loan Amount Note has been made by four members of the Company’s board of directors (“Guarantors”).  The Company shall issue the four Guarantors a total of 120,000 shares of the Company’s common stock per month (30,000 shares of commons stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Advance to Loan Amount. The Advance to Loan Note is included with this Quarterly Report on Form 10-Q as Exhibit 10.7.

Private Placement of Series B Preferred Shares

On April 7, 2014, the Company entered into Series B Preferred Stock Purchase Agreement with an investor for 51,000 shares for an aggregate purchase price of $51,000.

On April 15, 2014, the Company entered into Series B Preferred Stock Purchase Agreement with an investor for 50,000 shares for an aggregate purchase price of $50,000.

Issuance of Common Stock as Dividend Payment on Series B Preferred Stock

The holders of outstanding shares of Series B Preferred Stock are entitled to receive, out of funds legally available for the payment of dividends, cumulative monthly dividends at the annual rate of 12% of the Deemed Original Issue Price per share, in preference to and in priority over any dividends with respect to Common Stock.  At the option of the holders of Series B Preferred Stock, dividends may be paid to holders of Series B Preferred Stock in shares of the Company’s common stock valued at fair market value of such shares of common stock as determined in good faith by the board of directors.

On April 10, 2014, the Company paid $20,996 of cumulative monthly dividends on Series B Preferred Stock.  Four holders elected to be paid in shares of the Company common stock totaling 16,853 shares and the remaining holders were paid a total of $4,143 in cash.

Issuance of Stock Options to Non-Employee Members of the Board of Directors from the 2012 Stock Option and Stock Award Plan

On April 30, 2014, the Company granted a total of 31,250 stock options to non-employee members of the Company’s Board of Directors under the Plan as compensation for service on the Company’s Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $1,282 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.77% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2013.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

Results of Operations

Quarter Ended March 31, 2014, compared to the Quarter ended March 31, 2013

Revenue – For the quarter ended March 31, 2014, we generated $7,007,513 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $168,067.  Revenues for the quarter ended March 31, 2013 were $2,746,242 from electricity revenue and $144,603 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the quarter ended March 31, 2014, cost of goods sold and gross profit totaled $6,680,286 and $495,294, respectively.  Cost of goods sold and gross profit recorded in the quarter ended March 31, 2013 were $2,334,777 and $556,068, respectively.

We experienced extreme weather events in February 2014 and March 2014 that added significantly to our energy costs and negatively affected our gross margin for the three months ended March 31, 2014.

Operating expenses – Operating expenses for the quarter ended March 31, 2014 totaled $1,368,148, consisting primarily of general and administrative expenses of $1,094,497, stock compensation of $11,932, bank service fees of $99,372, collection fees/sales and verification fees of $1,591, professional fees of $73,846, and $86,911 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended March 31, 2013 totaled $865,836, consisting of general and administrative expenses of $662,701, stock compensation expense of $6,893, bank service fees of $44,342, collection fees/sales and verification fees of $12,587, professional fees of $95,507 and $43,806 of billing fees.

Net loss – Net loss for the quarter ended March 31, 2014 and 2013, totaled $1,037,901 and $325,921, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At March 31, 2014 and December 31, 2013, our cash totaled $637,580 and $739,966, respectively.  Our principal cash requirements for the quarter ended March 31, 2014, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended March 31, 2014, the primary source of cash was from electricity revenues, and $1,799,000 from the issuance of Series B Preferred Shares.  During the quarter ended March 31, 2013, the primary source of cash was from electricity revenues.

General – The Company’s decrease in net cash flow during the first three months of 2014 is attributable to $1,816,851 cash used by operating activities $39,099 cash used in investing activities which includes $61,152 for the purchase of property and equipment and $1,753,564 provided by financing activity.  In 2013, the net cash decrease was a result in net cash provided by operations of $67,172 and $205,674 cash used in investing activities which includes $203,674 for the purchase of property and equipment.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ended December 31, 2014.

Future Financing Needs

The Company did not commence operations and the generation of revenue until middle of the three month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes that we have adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.  However, we may require additional capital in order to meet minimum capital standards imposed by licensing authorities.  Those capital standards required us to maintain stockholders’ equity, determined in accordance with generally accepted accounting principles in the United States, of not less than one million dollars and to maintain an irrevocable stand-by letter of credit with a face value of $500,000.  We remained subject to such minimum capital standards until February 2014.  Beginning in February 2014, the Company is required by the licensing authorities to maintain an irrevocable stand-by letter of credit with a face value of $500,000.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on April 15, 2014 (the “2013 Form 10-K”).  The Risk Factors set forth in the 2013 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2013 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to an offering of Series B Preferred Stock (“Series B Preferred”) which commenced on February 21, 2014, on April 7 and April 15, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with two (2) investors.  Pursuant to the Agreements, the Company sold an aggregate of 101,000 shares of the Series B Preferred Stock, for an aggregate purchase price of $101,000.  The Company intends to use the proceeds from these investments for general corporate and working capital purposes.

The Series B Preferred was issued and sold to accredited investors in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.

The Company’s reliance on Regulation D under the Securities Act was based in part upon written representations made by each party investing in the offering that: (a) such party is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the party agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption from such registration is available, (c) the party has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the party had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the party has no need for liquidity in its investment and could afford the complete loss of such investment.  In any instant in which we relied upon Rule 506 of Regulation D promulgated under the Securities Act, management made the determination, based upon written representations, that each investor was an “accredited investor” as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

The Company’s reliance upon Section 4(a)(2) of the Securities Act was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

ITEM 5.  OTHER INFORMATION

On April 18, 2014, Summer LLC borrowed $1,500,000 (the “Loan”) from Comerica Bank pursuant to that certain Advance-to-Loan Amount Note (the “Note”).  Pursuant to the Note, accrued but unpaid interest, which is accrued at the Prime Rate (as defined in the Note) plus 2.0%, is payable monthly, with all accrued but unpaid interest, together with issued but unpaid principal, being due on or before December 22, 2014.  Four members of the Company’s Board of Directors provided personal guaranties for the Loan. The foregoing description of the Loan is qualified in its entirety by reference to the Note, which is included herewith as Exhibit 10.7 and is incorporated herein by reference.

ITEM 6.  EXHIBITS

No.	Item
10.1
Energy Marketing Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

10.2	ISDA Master Agreement, Part 7 Power Annex to ISDA Master Agreement and Schedule to ISDA Master Agreement, by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014.
10.3
Credit Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

10.4	Security Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014.
10.5	Membership Interest Pledge Agreement made by Summer Energy Holdings, Inc. in favor of DTE Energy Trading, Inc., dated as of April 1, 2014.
10.6	Novation Agreement by and among BP Energy Company, Summer Energy, LLC and DTE Energy Trading, Inc., as of May 1, 2014.
10.7	Advance to Loan Amount Note by Summer Energy, LLC in favor of Comerica Bank, dated as of April 18, 2014.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUMMER ENERGY HOLDINGS, INC.

Date: May 14, 2014	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2014	By:	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)