Form 10-Q
period 2014-06-30
SUMMER ENERGY HOLDINGS INC
filed 2014-08-14
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 14, 2014 was 14,483,905.

Summer Energy Holdings, Inc.
FORM 10-Q

Index

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2014 AND DECEMBER 31, 2013 (UNAUDITED)
	June 30, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$774,180	$739,966
Restricted cash	492,662	367,385
Accounts receivable, net	6,123,502	3,875,745
Prepaid and other current assets	642,747	755,299

Total current assets	8,033,091	5,738,395

Property and Equipment, net	441,482	437,984

Certificates of Deposit – Restricted	15,044	15,025

Deferred Financing Costs, net	27,763	785,389

Total assets	$8,517,380	$6,976,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,723	$57,731
Accrued wholesale power purchased	3,641,429	4,127,420
Accrued expenses	2,933,679	2,015,205
Advances related party	169,000	-
Note payable	1,160,000	-

Total current liabilities	7,907,831	6,200,356

Commitments

Stockholders' Equity
Series A Preferred Stock - $.001 par value, 2,000,000 authorized, 0 shares and 826,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	-	826
Series B Preferred Stock - $.001 par value, 3,000,000 authorized, 1,900,000 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,900	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 14,270,478 shares and 13,963,445 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	14,271	13,963
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	7,546,714	5,229,153
Accumulated deficit	(6,901,336)	(4,415,505)

Total stockholders’ equity	609,549	776,437

Total liabilities and stockholders' equity	$8,517,380	$6,976,793

See accompanying notes to the consolidated financial statements.

Index

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended June 30, 2014	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Electricity Revenue	$9,867,152	$5,526,107	$17,042,732	$8,416,952

Cost of Goods Sold
Power purchases and balancing/ancillary	4,907,829	2,908,438	8,838,735	4,131,624
Transportation and distribution providers charge	3,813,287	2,158,910	6,562,667	3,270,502

Total cost of goods sold	8,721,116	5,067,348	15,401,402	7,402,126

Gross Profit	1,146,036	458,759	1,641,330	1,014,826

General and Administrative	1,556,200	1,049,312	2,924,348	1,915,146

Operating Loss	(410,164)	(590,553)	(1,283,018)	(900,320)

Other Income (Expense)
Financing costs	(903,769)	(16,668)	(992,670)	(33,337)
Interest expense	(26,135)	-	(102,342)	-
Interest income	45	90	106	605

Total other income (expense)	(929,859)	(16,578)	(1,094,906)	(32,732)

Net Loss Before Income Taxes	(1,340,023)	(607,131)	(2,377,924)	(933,052)

Income Taxes	-	-	-	-

Net Loss	$(1,340,023)	$(607,131)	$(2,377,924)	$(933,052)

Series A and Series B Preferred shares dividends	(62,471)	-	(107,907)	-
Net Loss applicable to common stockholders	$(1,402,494)	$(607,131)	$(2,485,831)	$(933,052)

Basic and diluted loss per share available to common stockholders	$(0.10)	$(0.05)	$(0.18)	$(0.07)
Weighted average number of shares-Basic and Diluted	14,115,120	12,980,962	14,062,522	12,974,614

See accompanying notes to the consolidated financial statements.

Index

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND JUNE 30, 2013 (UNAUDITED)
	For the Six Months Ended June 30, 2014	For the Six Months Ended June 30, 2013

Cash Flows from Operating Activities
Net loss	$(2,377,924)	$(933,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock for services	-	17,521
Common stock for interest	235,045	-
Stock compensation expense	19,108	-
Interest earned on restricted cash	(19)	(605)
Depreciation of property and equipment	107,288	71,934
Amortization of deferred financing costs	757,626	33,337
Bad debt expense	317,148	252,508
Changes in operating assets and liabilities:
Accounts receivable	(2,564,904)	(2,401,248)
Prepaid and other current assets	112,552	(230,663)
Accounts payable	(54,008)	130,645
Accrued wholesale power purchases	(485,991)	1,992,380
Accrued expenses	946,977	901,433

Net cash used in operating activities	(2,987,102)	(165,810)

Cash Flows from Investing Activities
Purchase of restricted cash	(125,277)	(101,264)
Proceeds from certificate of deposit – restricted	-	503,281
Purchase of property and equipment	(110,786)	(284,661)

Net cash provided by (used in) investing activities	(236,063)	117,356

Cash Flows from Financing Activity
Proceeds from note payable	1,500,000	-
Repayment on note payable	(340,000)	-
Advances related party, net	169,000	-
Payment of dividends in cash on Series B Preferred stock	(11,621)	-
Proceeds from issuance of Series B Preferred stock	1,900,000	-
Proceeds from issuance of units in a private placement offering	40,000	100,000

Net cash provided by financing activities	3,257,379	100,000

Net Change in Cash	34,214	51,546

Cash at Beginning of Period	739,966	281,269

Cash at End of Period	$774,180	$332,815

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$102,342	$1,181

Non-Cash Transactions
Common shares issued for Series A dividends	$80,108	$-
Series A Preferred stock called	$826	$-
Series B Preferred stock dividends	$62,070	$-
See accompanying notes to the consolidated financial statements.

Index

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS June 30, 2014 (UNAUDITED)

NOTE 1 - ORGANIZATION

The unaudited consolidated financial statements include the accounts of Summer Energy Holdings, Inc. and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), and Summer EM Marketing, LLC (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014.

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

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

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow

Index

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of June 30, 2014, were estimated at $3,208,462.

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

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During the six months ended June 30, 2014, the Company granted stock options to purchase up to 25,000 shares of the Company’s common stock to a certain key officer. The options covering a total of 12,500 shares vested at the date of grant and 12,500 shares will vest in August 2014.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $4,242 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.   Approximately $2,827 was expensed during the six months ended June 30, 2014 with regards to stock options granted to a certain key employee.

In addition, the officer is eligible to receive a future grant of 25,000 options to purchase common stock of the Company upon reaching certain milestones related to the number of retail electricity customers and financial performance of the Company.

Also during the six months ended June 30, 2014, the Company granted 4,000 employee stock options to certain key employees.   Options covering a total of 4,000 shares will vest over two years from the date of grant.   The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.   The options covering 4,000 shares that were granted during the three months ended March 31, 2014, are estimated to have had a value of approximately $164 on the date of grant.  The options vest ratably over the vesting period of two years and stock compensation expense of approximately $27 was expensed during the six months ended June 30, 2014.

On April 30, 2014, the Company granted a total of 31,250 stock options to non-employee members of the Company’s Board of Directors under the 2012 Stock Option and Stock Award Plan as compensation for service on the Company’s Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $1,282 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.

Index

NOTE 5 - 2011 CREDIT FACILITY AGREEMENTS AND ADVANCES RELATED PARTY

On November 30, 2011,  the Company entered into separate Credit Facility Agreements (2011 Credit Facility Agreements) with two individuals pursuant to which such individuals agreed to act as sureties in connection with a combined $500,000 line of credit from a financial institution and certain extensions of credit by critical vendors which are necessary for our business.  Pursuant to such agreements, in consideration of the assisting parties’ extension of credit thereunder, we agreed to pay a total of $200,000 to the assisting parties or, at the assisting parties’ election, the assisting parties could each elect to receive 757,576 shares of common stock.  The assisting parties agreed to make assistance available to us within 10 business days of our written request and provide a guaranty to a financial institution.  On November 15, 2012, the two individuals irrevocably elected the option to receive payment in equity pursuant to the terms of the 2011 Credit Facility Agreements and on December 3, 2012, each such individual received 757,576 shares of our common stock.  The Company recorded a $200,000 deferred financing cost that is being amortized over the three (3) year life of the agreements, and the balance net of amortization as of June 30, 3014 is $27,763.

On March 31, 2014, Neil Leibman advanced the Company $219,000 cash as part of the 2011 Credit Facility Agreement.  As of June 30, 2014, the balance due to Mr. Leibman by the Company relating to such advance is $169,000.

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

Pursuant to the 2013 Credit Facility Agreements, upon the earliest to occur of the following: (i) five (5) years from the date of the 2013 Credit Facility Agreements, or (ii) at such time as the Assisting Party is fully released from its obligations under any credit facility obtained by the Company pursuant to the Assisting Party’s guarantee, the Company shall have the right to purchase (the “Call Right”) all outstanding shares of Series A Preferred held by such Assisting Party in exchange for the granting of a five (5) year option to purchase shares of the Company’s common stock at an exercise price of $1.50 per share.   The number of shares is calculated on the basis of an option to purchase one (1) share of common stock for each 2.733 shares of Series A Preferred purchased by the Company.

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

On January 10, 2014, the Company issued 22,947 shares of common stock to each of the Assisting Parties as payment of dividends relating to the Series A Preferred accrued through December 31, 2013.

On April 10, 2014, the Company issued 12,220 shares of common stock to each of the Assisting Parties as payment on dividends relating to the Series A Preferred accrued for the quarter ended March 31, 2014.

On May 6, 2014, the Company issued 4,888 shares of common stock to each of the Assisting Parties as payment on dividends relating to the Series A Preferred accrued from April 1, 2014 through May 6, 2014.

Index

NOTE 6 – 2013 CREDIT FACILITY AGREEMENTS AND SERIES A PREFERRED SHARES (CONTINUED)

On May 6, 2014, the Company exercised the Call Right reflected within each Credit Facility Agreement and on May 13, 2014 granted a stock option to each of the Assisting Parties to purchase 151,115 shares of common stock at an exercise price of $1.50 per share.

The 2013 Credit Facility Agreements were previously recorded as a deferred financing asset in the amount of $826,000 to be amortized over the agreement period of the agreements.  The deferred financing costs associated with the 2013 Credit Facility Agreements were fully expensed on May 6, 2014 when the Company exercised the Call Right reflected within each of the 2013 Credit Facility Agreements.

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

The Master Revolving Note secures an irrevocable stand-by letter of credit in the amount of $500,000 with a financial institution for the benefit of the PUCT and the balance is zero at the six months ended June 30, 2014.   The letter of credit was previously secured by the 2011 Credit Facility Agreements entered into by the Company on November 30, 2011 (see Note 5). The letter of credit for the benefit of the PUCT was automatically renewed on February 1, 2014, for one year.

NOTE 8 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Series B Designation”) with respect to a class of preferred stock designated as Series B Preferred Stock (the “Series B Preferred”).   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,900,000 shares of the Series B Preferred, for an aggregate purchase price of $1,900,000 as of June 30, 2014.  Several members of the Company’s board of directors directly or indirectly participated in the offering.

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

Conversion:  Optional Conversion.  The Series B Preferred is convertible into common stock at the election of the holder, with an initial conversion price of $1.00 per share.  The Certificate of Designation provides certain adjustments to the conversion price to adjust for stock splits, adjustments, and issuance of additional shares of stock.  Mandatory Conversion.  Additionally, the Series B Preferred will automatically be converted upon the earlier to occur of (A) the affirmative election of the holders of fifty percent (50%) of the outstanding shares of Series B Preferred, voting as a separate class, or (B) the affirmative vote of the board of directors upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as

Index

NOTE 8 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES (CONTINUED)

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

The holders of outstanding shares of Series B Preferred are entitled to receive, out of funds legally available for the payment of dividends, cumulative monthly dividends at the annual rate of 12% of the Deemed Original Issue Price per share, in preference to and in priority over any dividends with respect to Common Stock.  At the option of the holders of Series B Preferred Stock, dividends may be paid to holders of Series B Preferred Stock in shares of the Company’s common stock valued at fair market value of such shares of common stock as determined in good faith by the board of directors.

As of June 30, 2014, the Company paid $56,300 of cumulative monthly dividends on Series B Preferred Stock.  Four holders elected to be paid in shares of the Company’s common stock totaling 44,679 shares and the remaining holders were paid a total of $11,621 in cash.

As of June 30, 2014, the Company accrued $17,391 of Series B Preferred Stock payable, of which $13,691 is to be paid in common shares and $3,700 in cash.

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

Index

NOTE 10 – WHOLESALE POWER PROVIDER AGREEMENT

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

The foregoing is only a brief description of the material terms of the transaction with DTE and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the text of the Energy Marketing Agreement, the 2002 Master Agreement, the Credit Agreement, the Security Agreement, the Membership Interest Pledge Agreement and the Novation Agreement, which were filed as Exhibits 10.1-10.6, respectively, to our Form 10-Q filed on May 15, 2014.

NOTE 11 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note with Comerica Bank in the amount of $1,500,000.  The Note has a maturity date of December 22, 2014, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin”.   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

Index

Guaranty of the Advance to Loan Amount Note has been made by four members of the Company’s board of directors (“Guarantors”).  The Company shall issue the four Guarantors a total of 120,000 shares of the Company’s common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Advance to Loan Amount.

As of June 30, 2014, the Company  issued 142,245 of common shares and accrued 92,800 common shares to the Guarantors and recognized $235,045 in interest expense, the balance of the Advance to Loan Amount was $1,160,000 at period end.

NOTE 12 – EQUITY

On May 27, 2014, the Company sold two investment units for total cash proceeds of $40,000 to two individuals. Each unit consists of 20,000 common shares and a warrant to purchase 10,000 of the Company’s commons shares at $1.50 per share, and exercisable within five years. The common shares have a relative fair value of $39,673 and the warrants have a relative fair value of $327 at the date of issuance.

NOTE 13 – SUBSEQUENT EVENTS

On July 11, the Company issued 92,800 common shares relating to the Guarantors of the Advance to Loan Amount (See Note 11) for the amount accrued and unpaid as of June 30, 2014.

On July 18, 2014, the Company granted a total of 31,250 stock options to non-employee members of the Company’s Board of Directors under the 2012 Stock Option and Stock Award Plan as compensation for service on the Company’s Board.

On August 6, 2014, the Company granted 1,500 employee stock options to a certain key employee.   Options covering a total of 1,500 shares will vest over two years from the date of grant.   The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.

On August 8, 2014, the Company paid accrued amount of $17,391 of Series B Preferred Stock payable, of which $13,691 was paid in common shares and $3,700 in cash.

On August 8, 2014, the Company issued 92,800 common shares as stock compensation expense relating to month of July 2014 to the Guarantors of the Advance to Loan Amount (See Note 11).

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will” and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

Recent Developments

The unaudited consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”) and Summer EM Marketing (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

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

Index

Results of Operations

Three Months Ended June 30, 2014, compared to the Three Months ended June 30, 2013

Revenue – For the quarter ended June 30 2014, we generated $9,725,490 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $141,662.  Revenues for the quarter ended June 30, 2013 were $5,278,694 from electricity revenue and $247,413 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the quarter ended June 30, 2014, cost of goods sold and gross profit totaled $8,721,116 and $1,146,036, respectively.  Cost of goods sold and gross profit recorded in the quarter ended June 30, 2013 were $5,067,348 and $458,759, respectively.

Operating expenses – Operating expenses for the quarter ended June 30, 2014 totaled $ 1,556,200 consisting primarily of general and administrative expenses of $1,124,453, stock compensation of $7,176, bank service fees of $99,063, professional fees of $81,202, outside commissions of $132,572 and $111,734 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended June 30, 2013 totaled $1,049,312, consisting of general and administrative expenses of $639,065, bank service fees of $47,345, collection fees/sales and verification fees of $23,328, outside commission expense of $65,667, professional fees of $43,528, bad debt reserve of $167,783 and $62,596 of billing fees.

Net loss – Net loss for the quarter ended June, 2014 and 2013, totaled $1,340,023 and $607,131, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Six Months Ended June 30, 2014, compared to the Six Months ended June 30, 2013

Revenue – For the six months ended June 30 2014, we generated $16,733,006 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $309,726.   For the six months ended June 30, 2013, the Company generated $8,025,028 in electricity revenue and $391,924 from contract cancellation fees, disconnection fees and late fees.

Cost of Goods Sold and Gross Margin – For the six months ended June 30, 2014, cost of goods sold and gross profit totaled $15,401,402 and $1,641,330, respectively.  Cost of goods sold and gross profit recorded in the six months ended June 30, 2013 were $7,402,126 and $1,014,826, respectively.

Operating expenses – Operating expenses for the six months ended June 30, 2014 totaled $2,924,348, consisting primarily of general and administrative expenses of $2,146,073, stock compensation of $19,108, bank service fees of $198,435, professional fees of $155,049, outside commission expense of $207,038 and $198,645 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the six months ended June 30, 2013 totaled $1,915,146, consisting primarily of general and administrative expenses of $494,715, bank service fees of $91,687, collection fees/sales and verification fees of $35,915, outside commission expense of $108,352, professional fees of $139,036, bad debt reserve of $252,508 and $106,402 of billing fees.

Index

Net loss – Net loss for the six months ended June 30, 2014 and 2013, totaled $2,377,924 and $933,052, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At June 30, 2014 and December 31, 2013, our cash totaled $774,180 and $739,966, respectively.  Our principal cash requirements for the quarter ended June 30, 2014, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended June 30, 2014, the primary source of cash was from electricity revenues, $40,000 from issuance of investment units, loan proceeds of $1,500,000 and $1,900,000 from the issuance of Series B Preferred Shares.  During the quarter ended June 30, 2013, the primary source of cash was from electricity revenues.

General – The Company’s decrease in net cash flow during the first six months of 2014 is attributable to $2,987,102 cash used by operating activities, $236,063 cash used in investing activities which includes $110,786 for the purchase of property and equipment and $3,257,379 provided by financing activity.  In 2013, the net cash decrease was a result in net cash  used in operations of $165,810 and $117,356 cash provided from investing activities which includes $284,661 for the purchase of property and equipment and $100,000 provided by financing activity.

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

Index

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

Index

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of an offering which commenced in May 2014, during the quarter ended June 30, 2014, the Company accepted a subscription from an accredited investor to purchase a total of two (2) Investment Units (“Units”) comprised of common stock and warrants for a purchase price of $20,000 per Unit, for gross proceeds to the Company of $40,000.  Each Unit consists of (i) 20,000 shares of the Company’s common stock (the “Common Stock”) and (ii) a five (5) year warrant (each a “Warrant” and collectively “Warrants”) to purchase 10,000 shares of Common Stock for an exercise price of $1.50 per share.  The Company granted piggyback registration rights to the investor in connection with this investment.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

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

Index

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

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMER ENERGY HOLDINGS, INC.

Date:           August 14, 2014

By:	/s/ Neil M. Leibman
Neil M. Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:           August 14, 2014

By:	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)