Form 10-Q
period 2014-09-30
SUMMER ENERGY HOLDINGS INC
filed 2014-11-14
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 14, 2014 was 14,775,809.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2014 AND DECEMBER 31, 2013 (UNAUDITED)
	September 30, 2014	December 31, 2013
ASSETS
Current Assets
Cash	$576,407	$739,966
Restricted cash	684,256	367,385
Accounts receivable, net	8,745,060	3,875,745
Prepaid and other current assets	698,391	755,299

Total current assets	10,704,114	5,738,395

Property and Equipment, net	483,465	437,984

Certificates of Deposit – Restricted	15,044	15,025

Deferred Financing Costs, net	11,095	785,389

Total assets	$11,213,718	$6,976,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$254,268	$57,731
Accrued wholesale power purchased	5,854,298	4,127,420
Accrued expenses	4,443,011	2,015,205
Advances related party	70,000	-
Note payable	1,160,000	-

Total current liabilities	11,781,577	6,200,356

Commitments

Stockholders' Equity (Deficit)
Series A Preferred Stock - $.001 par value, 2,000,000 authorized, 0 shares and 826,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	826
Series B Preferred Stock - $.001 par value, 3,000,000 authorized, 1,900,000 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,900	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 14,591,839 shares and 13,963,445 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	14,591	13,963
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	7,777,532	5,229,153
Accumulated deficit	(8,309,882)	(4,415,505)

Total stockholders’ equity (deficit)	(567,859)	776,437

Total liabilities and stockholders' equity (deficit)	$11,213,718	$6,976,793

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

	For the Three Months Ended September 30, 2014	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

Electricity Revenue	$17,665,118	$10,476,187	$34,707,850	$18,893,140

Cost of Goods Sold
Power purchases and balancing/ancillary	9,872,079	6,030,695	18,710,814	10,162,319
Transportation and distribution providers charge	6,626,792	3,968,392	13,189,459	7,238,894

Total cost of goods sold	16,498,871	9,999,087	31,900,273	17,401,213

Gross Profit	1,166,247	477,100	2,807,577	1,491,927

General and Administrative	2,210,591	1,403,945	5,134,939	3,319,091

Operating Loss	(1,044,344)	(926,845)	(2,327,362)	(1,827,164)

Other Income (Expense)
Financing costs	(295,067)	(30,435)	(1,287,737)	(63,772)
Interest expense	(15,961)	-	(118,303)	-
Interest income	47	44	153	648

Total other income (expense)	(310,981)	(30,391)	(1,405,887)	(63,124)

Net Loss Before Income Taxes	(1,355,325)	(957,236)	(3,733,249)	(1,890,288)

Income Taxes	-	-	-	-

Net Loss	$(1,355,325)	$(957,236)	$(3,733,249)	$(1,890,288)

Series A and Series B Preferred shares dividends	(53,221)	-	(161,128)	-
Net Loss applicable to common stockholders	$(1,408,546)	$(957,236)	$(3,894,377)	$(1,890,288)

Basic and diluted loss per share available to common stockholders	$(0.10)	$(0.07)	$(0.27)	$(0.14)
Weighted average number of shares-Basic and Diluted	14,445,106	13,185,211	14,197,394	13,115,368

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013 (UNAUDITED)
	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013

Cash Flows from Operating Activities
Net loss	$(3,733,249)	$(1,890,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock for services	-	29,587
Common stock for interest	513,444	-
Stock compensation expense	22,685	-
Interest earned on restricted cash	(19)	(605)
Depreciation of property and equipment	173,649	118,422
Amortization of deferred financing costs	774,294	63,772
Bad debt expense	522,370	495,318
Changes in operating assets and liabilities:
Accounts receivable	(5,391,683)	(3,962,957)
Prepaid and other current assets	56,908	(404,632)
Accounts payable	196,537	11,932
Accrued wholesale power purchases	1,726,878	3,702,693
Accrued expenses	2,363,511	2,086,242

Net cash (used in) provided by operating activities	(2,774,675)	249,484

Cash Flows from Investing Activities
Purchase of restricted cash	(316,871)	(272,883)
Proceeds from certificate of deposit – restricted	-	503,281
Purchase of property and equipment	(219,130)	(380,793)

Net cash used in investing activities	(536,001)	(150,395)

Cash Flows from Financing Activity
Proceeds from note payable	1,500,000	-
Repayment on note payable	(340,000)	-
Advances related party, net	70,000	-
Dividends on Series A Preferred stock	-	(8,690)
Payment of dividends in cash on Series B Preferred stock	(22,883)	-
Proceeds from issuance of Series B Preferred stock	1,900,000	-
Proceeds from issuance of units in a private placement offering	40,000	520,000

Net cash provided by financing activities	3,147,117	511,310

Net Change in Cash	(163,559)	610,399

Cash at Beginning of Period	739,966	281,269

Cash at End of Period	$576,407	$891,668

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$118,303	$1,544

Non-Cash Transactions
Preferred stock issued for deferred financing costs	$-	$826,000
Common shares issued for Series A dividends	$80,108	$-
Series A Preferred stock called	$826	$-
Series B Preferred stock dividends	$104,029	$-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTERBER 30, 2014 AND 2013 (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of September 30, 2014, were estimated at $3,980,798.

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

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During the nine months ended September 30, 2014, the Company granted stock options to purchase up to 25,000 shares of the Company’s common stock to a certain key officer. The options covering a total of 12,500 shares vested at the date of grant and 12,500 shares vested in August 2014.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $4,242 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.   Approximately $4,242 was expensed during the nine months ended September 30, 2014 with regards to the aforementioned stock options.

In addition, the officer is eligible to receive a future grant of 25,000 options to purchase common stock of the Company upon reaching certain milestones related to the number of retail electricity customers and financial performance of the Company.

Also during the nine months ended September 30, 2014, the Company granted 5,500 employee stock options to other key employees.   Options covering a total of 5,500 shares will vest over two years from the date of grant.   The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.   The options covering 4,000 shares that were granted during the three months ended March 31, 2014, are estimated to have had a value of approximately $164 on the date of grant and the 1,500 options that were granted during the three months ended September 30, 2014 are estimated to have had a value of approximately $62.  The options vest ratably over the vesting period of two years and stock compensation expense of approximately $42 was expensed during the nine months ended September 30, 2014.

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

On September 23, 2014, the Company granted a total of 31,250 stock options to non-employee members of the Company’s Board of Directors under the 2012 Stock Option and Stock Award Plan as compensation for service on the Company’s Board. The director stock

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

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

On September 9, 2014, the Company issued 1,000 shares of restricted common stock to a key employee of the company.   These shares vest one year from the date of grant.   The 1,000 restricted shares are estimated to have a value of $960 on the date of grant.   The restricted shares vest ratably over the vesting period of one year.

During the nine months ended September 30, 2014 the Company recognized approximately $15,837 of stock compensation for stock options and restricted shares issued in prior year. There remains approximately $6,000 of remaining stock compensation to be recognized.

As of September 30, 2014, 599,000 securities have been awarded, net of forfeitures, from the 2012 Stock Option and Stock Award Plan with a remaining balance of 186,000 shares.

NOTE 5 - 2011 CREDIT FACILITY AGREEMENTS AND ADVANCES FROM RELATED PARTY

On November 30, 2011, the Company entered into separate Credit Facility Agreements (the “2011 Credit Facility Agreements”) with two individuals pursuant to which such individuals agreed to act as sureties in connection with a combined $500,000 line of credit from a financial institution and certain extensions of credit by critical vendors which are necessary for our business.  Pursuant to such agreements, in consideration of the assisting parties’ extension of credit thereunder, we agreed to pay a total of $200,000 to the assisting parties or, at the assisting parties’ election, the assisting parties could each elect to receive 757,576 shares of common stock.  The assisting parties agreed to make assistance available to us within 10 business days of our written request and provide a guaranty to a financial institution.  On November 15, 2012, the two individuals irrevocably elected the option to receive payment in equity pursuant to the terms of the 2011 Credit Facility Agreements and on December 3, 2012, each such individual received 757,576 shares of our common stock.  The Company recorded a $200,000 deferred financing cost that is being amortized over the three (3) year life of the agreements, and the balance net of amortization as of September 30, 2014 is $11,095.

During the nine months ended, Neil Leibman advanced the Company $652,751 as part of the 2011 Credit Facility Agreement.  As of September 30, 2014, the balance due to Mr. Leibman by the Company relating to such advance is $70,000.

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

As consideration for each Assisting Party agreeing to act as surety and personal guarantor of $413,000 of the Company’s critical depository requirements, the Company agreed that each Assisting Party would be issued 413,000 shares of  Series A Preferred Stock (the “Series A Preferred”).

Pursuant to the 2013 Credit Facility Agreements,  upon the earliest to occur of the following:  (i) five (5) years from the date of the 2013 Credit Facility Agreements, or (ii) at such time as the Assisting Party is fully released from its obligations under any credit facility obtained by the Company pursuant to the Assisting Party’s guarantee, the Company has the right to purchase (the “Call Right”) all outstanding shares of Series A Preferred held by such Assisting Party in exchange for the granting of a five (5) year option to purchase shares of the Company’s common stock at an exercise price of $1.50 per share.   The number of shares is calculated on the basis of an option to purchase one (1) share of common stock for each 2.733 shares of Series A Preferred purchased by the Company.

NOTE 6 – 2013 CREDIT FACILITY AGREEMENTS AND SERIES A PREFERRED SHARES (CONTINUED)

On August 28, 2013, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions with respect to the Series A Preferred with the Nevada Secretary of State.  The Series A Preferred was issued in association with the Agreements to Assist with Credit Facility dated August 29, 2013. Dividends due to holders of such Series A Preferred may be paid at the option of the Company in shares of the Company’s $0.001 par value common stock valued at the fair market value of such shares of common stock as determined in good faith by the Board of Directors on the record date of the dividend.

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

The Master Revolving Note secures an irrevocable stand-by letter of credit in the amount of $500,000 with a financial institution for the benefit of the PUCT.   The letter of credit was previously secured by the 2011 Credit Facility Agreements entered into by the Company on November 30, 2011 (see Note 5). The letter of credit was for the benefit of the PUCT.

On August 15, 2014, the PUCT approved the Company’s application to amend its REP certification for meeting the financial qualifications and for a guarantor with an investment-grade credit rating or tangible net worth greater than or equal to $100 million, a minimum current ratio capitalization of 1.0 and a debt to total capitalization ratio not greater than .60 to provide the financial requirements on behalf of the Company. Subsequent to the approval, the PUCT released the irrevocable stand-by letter of credit in the amount of $500,000 for the benefit of the PUCT and the Master Revolving Note with Comerica Bank in the amount of $500,000 was terminated.

Subsequent to the approval, the PUCT released the irrevocable stand-by letter of credit in the amount of $500,000 for the benefit of the PUCT and the Master Revolving Note with Comerica Bank in the amount of $500,000 was terminated.

NOTE 8 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Series B Designation”) with respect to a class of preferred stock designated as Series B Preferred Stock (the “Series B Preferred”).   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,900,000 shares of the Series B Preferred, for an aggregate purchase price of $1,900,000 as of September 30, 2014.  Several members of the Company’s board of directors directly or indirectly participated in the offering.

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

NOTE 8 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES (CONTINUED)

As of September 30, 2014, the Company had paid $109,521 of cumulative monthly dividends on Series B Preferred Stock.  Four holders elected to be paid in shares of the Company’s common stock totaling 86,638 shares valued at $86,638 and the remaining holders were paid a total of $22,883 in cash.

As of September 30, 2014, the Company accrued $17,391 of Series B Preferred Stock payable, of which $3,828 is to be paid in common shares and $ 13,563 in cash.

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

As part of the transaction, the Company, DTE and BP Energy Company (the Company’s prior wholesale energy provider) entered into a Novation Agreement (the “Novation Agreement”), whereby the Company transferred by novation, with an effective novation date of

NOTE 10 – WHOLESALE POWER PROVIDER AGREEMENT (CONTINUED)

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

As of September 30, 2014, the Company issued 420,644 common shares and accrued 92,800 common shares to the Guarantors and recognized $513,444 in interest expense, the balance of the Advance to Loan Amount was $1,160,000 at period end.

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

NOTE 13 – SUBSEQUENT EVENTS

On October 1, 2014, the Company issued 92,800 common shares relating to the Guarantors of the Advance to Loan Amount (See Footnote 11) for the amount of accrued and unpaid as of September 30, 2014.

On November 10, 2014, the Company issued 84,284 common shares relating to the Guarantors of the Advance to Loan Amount (See Footnote 11) for the amount of accrued and unpaid as of October 31, 2014.

On October 1, 2014, the Company paid accrued amount of $17,390 of Series B Preferred Stock payable, of which $3,828 was paid in common shares and $13,562 was paid in cash.

On November 10, 2014, the Company paid accrued amount of $19,365 of Series B Preferred Stock payable, of which $3,058 was paid in common shares and $16,307 was paid in cash.

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

Results of Operations

Three Months Ended September 30, 2014, compared to the Three Months ended September 30, 2013

Revenue – For the quarter ended September 30, 2014, we generated $17,665,118 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $518,125.  Revenues for the quarter ended September 30, 2013 were $10,476,187 from electricity revenue which includes $366,375 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross  Profit – For the quarter ended September 30, 2014, cost of goods sold and gross profit totaled $16,498,871 and $1,166,247, respectively.  Cost of goods sold and gross profit recorded in the quarter ended September 30, 2013 were $9,999,087 and $477,100, respectively.

Operating expenses – Operating expenses for the quarter ended September 30, 2014 totaled $2,210,591 consisting primarily of general and administrative expenses of $1,363,313, stock compensation of $3,577, bank service fees of $136,539, professional fees of $34,270, outside commissions of $525,865 and $145,027 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended September 30, 2013 totaled $1,403,945, consisting of general and administrative expenses of $863,426, bank service fees of $93,719, collection fees/sales and verification fees of $3,531, outside commission expense of $20,527, professional fees of $89,207, bad debt reserve of $242,810 and $90,725 of billing fees.

Net loss – Net loss for the quarter ended September, 2014 and 2013, totaled $1,355,325 and $957,236, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Nine Months Ended September 30, 2014, compared to the Nine Months ended September 30, 2013

Revenue – For the nine months ended September 30, 2014, we generated $34,707,850 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $827,851.   For the nine months ended September 30, 2013, the Company generated $18,893,140 in electricity revenue which includes $758,291 from contract cancellation fees, disconnection fees and late fees.

Cost of Goods Sold and Gross  Profit – For the nine months ended September 30, 2014, cost of goods sold and gross profit totaled $31,900,273 and $2,807,577, respectively.  Cost of goods sold and gross profit recorded in the nine months ended September 30, 2013 were $17,401,213 and $1,491,927, respectively.

Operating expenses – Operating expenses for the nine months ended September 30, 2014 totaled $5,134,939, consisting primarily of general and administrative expenses of $3,511,386, stock compensation of $22,685, bank service fees of $334,974, professional fees of $189,318, outside commission expense of $732,903 and $343,673 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the nine months ended September 30, 2013 totaled $3,319,091, consisting primarily of general and administrative expenses of $2,020,134, bank service fees of $185,406, collection fees/sales and verification fees of $63,985, outside commission expense of $128,879, professional fees of $228,242, bad debt reserve of $495,318 and $197,127 of billing fees.

Net loss – Net loss for the nine months ended September 30, 2014 and 2013, totaled $3,733,249 and $1,890,288, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At September 30, 2014 and December 31, 2013, our cash totaled $576,407 and $739,966, respectively.  Our principal cash requirements for the quarter ended September 30, 2014, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended September 30, 2014, the primary source of cash was from electricity revenues.  During the quarter ended September 30, 2013, the primary source of cash was from electricity revenues and capital raised in the amount of $520,000 pursuant to private placements of common stock and warrants.

General – The Company’s decrease in net cash flow during the first nine months of 2014 is attributable to $2,774,675 cash used by operating activities, $536,001, cash used in investing activities which includes $219,130 for the purchase of property and equipment and $3,147,117 provided by financing activity.  In 2013, the Company’s net cash increase resulted from cash provided by operations of $249,484, net cash used in investing activities of $150,395 which includes $380,793 for the purchase of property and equipment and $511,310 provided by financing activity.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

SUMMER ENERGY HOLDINGS, INC.

Date: November 14, 2014	By: /s/ Neil M. Leibman
Neil M. Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014
/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)