Form 10-K
period 2014-12-31
SUMMER ENERGY HOLDINGS INC
filed 2015-03-31
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-35496

SUMMER ENERGY HOLDINGS, INC.

  (Exact name of registrant as specified in its charter)

Nevada	20-2722022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bering Drive, Suite 260, 77057
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]                 No [X]

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,360,945, based upon an isolated sale of common stock for $1.00 per share in a private transaction which included the grant of a warrant to purchase one share of common stock for an exercise price of $1.50 for each one share of common stock purchased.  For this purpose, shares of common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not a determination for other purposes.  The registrant has one class of securities, its common stock.

As of March 30, 2015, the registrant had 15,290,220 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2015 Annual Meeting of Stockholders to be filed on or before April 29, 2015

SUMMER ENERGY HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Summer LLC was organized as a Texas limited liability company on April 6, 2011, by the filing of a certificate of organization with the Texas Secretary of State.  In September of 2011, Summer LLC was awarded a license by the Public Utility Commission of Texas (PUCT) to operate as an REP in Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As an REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer our customers competitive electricity rates, flexible payment and pricing choices, simple offers with understandable terms, and responsive customer service.

We offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary targets are small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  At this time, a majority of our customers are located in the Houston and Dallas-Fort Worth metropolitan areas, although we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

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

In most jurisdictions, we are required to enter into agreements with local transmission and distribution service providers for use of the local distribution and transmission systems and operation of functional interfaces necessary for us to serve our customers. With respect to energy supply, we utilize wholesale purchase agreements with wholesale energy providers.  We serve as our own qualified scheduling entity for open market purchases and sales of electricity, forecasting our energy demand, and conducting procurement activities through an experienced team of professionals. The forecast for electricity load requirements is based on our aggregate customer base currently served and anticipated weather conditions, as well as forecasted customer acquisition and attrition. We continuously monitor and update our supply positions based on our retail demand forecasts and market conditions. Our policy is to maintain a balanced supply/demand book to limit commodity risk exposure.  At this time, we do not plan on maintaining a financial book in addition to our physical supply/demand book for risk-hedging purposes.

We began delivering electricity to customers in mid-February, 2012.  We have continued to experience growth in our customer base since that time.

As of December 31, 2014, we had 39 full-time employees and one part-time employee. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage.  We believe our employee relations are good.

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

As the Company grows, we expect to achieve long-term growth by building our in-house sales team to manage our third-party, as well as our direct marketing efforts.  Our direct marketing efforts include, or will include, without limitation:

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

We face strong competition from incumbent utilities and other competitors.

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

Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting.  These assessments will need to include disclosure of identified material weaknesses in our internal control over financial reporting.  Testing and maintaining internal control over financial reporting will involve significant costs and could divert management’s attention from other matters that are important to our business.  Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

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

We currently lease approximately 6,467 square feet of office space at 800 Bering Drive, Suite 260, Houston, Texas 77057, pursuant to a lease agreement, as amended, that expires on August 31, 2016.  The current base lease payments under the lease are $11,182 per month.  Beginning on September 1, 2015 and through the end of the term of the lease, the base lease payments will be increased to $11,451 per month.  The premises are sufficient for the Company’s current needs.

ITEM 3.	LEGAL PROCEEDINGS.

Rod Danielson, a former employee and current shareholder of the Company has initiated an arbitration proceeding with the American Arbitration Association in Houston, Texas seeking payment of $156,000 in contractual severance, plus incidental and consequential damages and attorneys’ fees.  The Company disputes the allegations in the arbitration proceedings made by Mr. Danielson.  The parties are engaged in settlement negotiations.

ITEM 4.	MINE SAFETY DISCLOSURES.

           Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the OTC Markets, OTCQB, under the symbol “SUME.”  As such, the market for our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national exchange.

There is not, nor has there been, an active trading market for our common stock.  The following table presents quarterly information on the high and low sales prices of our Common Stock through March 30, 2015, and the fiscal years ended December 31, 2014 and 2013, furnished by the OTC Markets.

	High	Low
Fiscal Year Ending December 31, 2015
First Quarter (through March 30, 2015)	$1.50	$0.20

Fiscal Year Ended December 31, 2014
First Quarter	$2.50	$1.70
Second Quarter	$2.45	$0.70
Third Quarter	$0.88	$0.40
Fourth Quarter	$0.67	$0.40

Fiscal Year Ended December 31, 2013
First Quarter	$2.05	$2.05
Second Quarter	$8.16	$2.05
Third Quarter	$7.05	$2.50
Fourth Quarter	$2.95	$2.05

The high and low sales prices for our Common Stock on March 28, 2015, as quoted on the OTCQB, were $1.50 and $1.50, respectively.

Holders

On March 30, 2015, we had approximately 118 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2014, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2014 with respect to our existing equity compensation plans under which shares of our common stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	479,250	$1.22	154,750
Equity compensation plans not approved by security holders (2):	1,128,230	$1.50	-
Total	1,607,480	-	154,750

(1)	This plan is the 2012 Stock Option and Stock Award Plan.
(2)	From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance based compensation.

Unregistered Sales of Equity Securities

As set forth in more detail below under Item 9B, on March 12, 2015, pursuant to a securities purchase agreement (the “Purchase Agreement”), the Company accepted a subscription from an accredited investor to purchase 100,000 Investment Units (“Units”), comprised of common stock and warrants for a purchase price of $1.00 per Unit, resulting in gross proceeds to the Company of $100,000. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share, and (ii) a warrant to purchase one (1) share of common stock at an exercise price of $1.50 per share. The Company granted piggyback registration rights to the investor in connection with this investment.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.  The offering of the Units was made pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

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

During the year ended 2014, we added eleven full-time employees to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout Texas.

As of December 31, 2014, we had 39 full-time employees and one part-time employee.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 2 of our financial statements for a summary of our significant accounting policies.

Results of Operations

Year Ended December 31, 2014, compared to the Year Ended December 31, 2013

Revenue – For the year ended December 31, 2014, the Company generated $49,831,951 in electricity revenue from commercial customers and various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fess and late fees in the amount of $1,473,566.  Electricity revenues for the year ended December 31, 2013 were $25,971,694, including $1,025,278 from contract cancellation fees, disconnection fees and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.  Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Profit – For the year ended December 31, 2014, cost of goods sold and gross profit totaled $44,017,303 and $5,814,648, respectively.  Cost of goods sold and gross profit for the year ended December 31, 2013 totaled $23,327,793 and $2,643,901, respectively.

Operating expenses – Operating expenses for the year ended December 31, 2014, totaled $7,894,670, consisting of general and administrative of $4,174,085, bank services fees of $489,158, collection fees/sales verification fees of $68,241, outside commissions’ expense of $1,195,272, professional fees of $301,771, bad debt reserve of $1,137,166 and $528,977 of billing fees.   Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (EDI) providers to handle transactions between us, ERCOT and the TSDP’s in order to produce customer bills.

Operating expenses for the year ended December 31, 2013 totaled $4,784,392, consisting of general and administrative expenses of $2,822,776, bank services fess of $293,591, collection fees/sales verification fees of $76,934, outside commissions’ expense of $182,973, professional fees of $278,358, bad debt expense of $849,149 and $280,611 of billing fees.

Net loss – Net loss for the years ended December 31, 2014 and 2013, totaled $3,840,170 and $2,424,555, respectively, primarily due to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

 At December 31, 2014 and 2013, our cash totaled $550,342 and $739,966, respectively.  Our principal cash requirements for the year ended December 31, 2014 and 2013, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition and capital expenditures).  During the year ended December 31, 2014, the primary source of cash was from electricity revenues, $1,900,000 from the issuance of Series B Preferred Shares, $1,500,000 in loan proceeds, $652,751 in shareholder advance, and $40,000 from capital raised pursuant to private placement of our common stock and warrants.  During the year ended December 31, 2013, the primary source of cash was from electricity revenues and $520,000 raised pursuant to a private placement of our common stock and warrants.

General - The Company’s decrease in net cash flows during 2014 when compared to the year ended December 31, 2013 is attributable to $2,560,519 cash used in operating activities during the year ended December 31, 2014 and $494,267 cash used in investing activities during that same period including $278,909 used for the purchase of property and equipment and net cash of $2,865,162 provided from financing activities.  These increases in cash expenditures were offset by $40,000 received by the Company from the sale of our common stock and warrants through private placements conducted in 2014. During the year ended 2013, the Company’s cash increase was attributable to $162,017 cash provided in operating activities and $177,426 cash used in investing activities during that same period.   These increases in cash expenditures were offset by $520,000 received by the Company from the sale of common stock and warrants in a private placement.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business in the upcoming year ending December 31, 2015. The anticipated source of funds is electricity revenues, lending and capital raised in the upcoming year ending December 31, 2015.

Future Financing Needs

The Company did not commence operations and the generation of revenue until the middle of the three month period ended March 31, 2012.   Management believes that we have adequate liquidity to support operations.  But, this belief is based upon many assumptions and is subject to numerous risks.

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

Related Party Transactions

Neil Leibman is a party to a three (3) year credit facility agreement (the “2011 Leibman Credit Facility Agreement”) dated November 30, 2011 with the Company.  Pursuant to the 2011 Leibman Credit Facility Agreement, the Company agreed to pay Mr. Leibman $100,000, or, at Mr. Leibman’s election, common stock of the Company, in exchange for acting as a surety in connection with a $250,000 line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out is business.  Pursuant to the 2011 Leibman Credit Facility Agreement, and Mr. Leibman’s election, the Company issued 757,576 shares of common stock to Mr. Leibman on December 3, 2012. The 2011 Liebman Credit Facility Agreement expired on November 30, 2014.  Mr. Leibman was appointed as an officer and director of the Company on January 21, 2013.

Tom O’Leary is a party to a three (3) year credit facility agreement (the “2011 O’Leary Credit Facility Agreement”) dated November 30, 2011 with the Company.  Pursuant to the 2011 O’Leary Credit Facility Agreement, the Company agreed to pay Mr. O’Leary $100,000, or, at Mr. O’Leary’s election, common stock of the Company, in exchange for acting as a surety in connection with a $250,000 line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out is business.  Pursuant to the 2011 O’Leary Credit Facility Agreement, and Mr. O’Leary’s election, the Company issued 757,576 shares of common stock to Mr. O’Leary on December 3, 2012. The 2011 O’Leary Credit Facility Agreement expired on November 30, 2014.  Mr. O’Leary was appointed as a director of the Company on March 8, 2013.

Rod Danielson and Wallace DeHay entered into a (3) year agreement with the Company on December 16, 2011 and amended on January 19, 2013 to provide a credit enhancement to assist the Company in obtaining a $50,000 credit facility.   In consideration for such assistance, the Company issued Mr. Danielson 30,758 shares of common stock of the Company and issued Mr. DeHay 120,757 shares of common stock of the Company.   The agreement with the Company and Rod Danielson and Wallace DeHay expired on December 11, 2014.  Rod Danielson resigned from his position of President of Supply Management of the Company effective September 19, 2014.

Neil Leibman is party to a five (5) year credit facility agreement (the “2013 Leibman Credit Facility Agreement”) dated August 29, 2013 with the Company.  Pursuant to the 2013 Leibman Credit Facility Agreement, Mr. Leibman agreed to act as surety and personal guarantor with respect to $413,000 of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out its business.  As consideration for Mr. Leibman acting as surety and personal guarantor, the Company issued Mr. Leibman 413,000 shares of its Series A Preferred Stock.  Neil Leibman was released from such obligation by the Company on May 6, 2014 when the Company exercised the Call Right reflected within the 2013 Leibman Credit Facility Agreement.

Tom O’Leary is party to a five (5) year credit facility agreement (the “2013 O’Leary Credit Facility Agreement”) dated August 29, 2013 with the Company.  Pursuant to the 2013 O’Leary Credit Facility Agreement, Mr. O’Leary agreed to act as surety and personal guarantor with respect to $413,000 of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out its business.  As consideration for Mr. O’Leary acting as surety and personal guarantor, the Company issued Mr. O’Leary 413,000 shares of its Series A Preferred Stock. Tom O’Leary was released from such obligation by the Company on May 6, 2014 when the Company exercised the Call Right reflected within the 2013 O’Leary Credit Facility Agreement.

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

On April 18, 2014, four members of the Company’s board of directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (“Guarantors”) guaranteed an Advance to Loan Note in the amount of $1,500,000.  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company’s common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Advance to Loan Amount.

Contractual Obligations, Contingent Liabilities and Commitments

We currently lease approximately 6,467 square feet of office space in Houston, Texas pursuant to a lease agreement, as amended, that expires on August 31, 2016.   The base lease payments through August 31, 2015 are $11,182 per month.  On September 1, 2015, the base lease payments will increase to $11,451 per month.  The base lease payments are as follows:

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2014, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

On March 12, 2015, pursuant to a securities purchase agreement (the “Purchase Agreement”), the Company accepted a subscription from an accredited investor to purchase 100,000 Investment Units (“Units”), comprised of common stock and warrants for a purchase price of $1.00 per Unit, resulting in gross proceeds to the Company of $100,000. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share, and (ii) a warrant to purchase one (1) share of common stock at an exercise price of $1.50 per share. The Company granted piggyback registration rights to the investor in connection with this investment.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

Pursuant to the Purchase Agreement, the Company also issued an unsecured promissory note in the principal amount of $100,000.00 in favor of said investor (the “Note”). Interest accrues on the Note at a rate of 15% per annum. The Company agreed to make quarterly interest-only payments throughout the term of the Note. The entire unpaid principal balance of the Note, together with any accrued interest and other unpaid charges or fees, is due and payable on or before September 12, 2016. The Company may prepay the Note, in whole or in part, at any time without penalty.

If the Company is more than 30 days late on any payment, fails to perform any obligation owing under the Note and fails to correct any such failure within 30 days of written notice, or otherwise fails to perform any of its obligations under the Purchase Agreement, the entire amount of the Note, with all accrued interest thereon, shall be due and payable. In the event of any such default, any outstanding principal, together with any interest accrued thereon, shall bear interest at the rate of 18% per annum until paid in full.

The aforementioned securities were sold in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

Our reliance on Regulation D under the Securities Act of 1933 was based in part upon written representations made by the investor that: (a) such party is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act of 1933, (b) the party agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act of 1933 and any applicable state securities laws, or an exemption from such registration is available, (c) the party has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the party had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the party has no need for liquidity in its investment and could afford the complete loss of such investment.  In any instant in which we relied upon Rule 506 of Regulation D promulgated under the Securities Act of 1933, management made the determination, based upon written representations, that the investor was an “accredited investor” as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

Our reliance upon Section 4(a)(2) of the Securities Act of 1933 was based in part upon the following factors: (a) the issuance of the securities was in connection with an isolated private transaction which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the placement agent or the Company, as applicable.  The foregoing is qualified in its entirety to the terms of the Purchase Agreement, the form of which is included in this Annual Report as Exhibit 10.30.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2015 Annual Meeting of Stockholders (“Proxy Statement”), is hereby incorporated by reference.

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
Houston, TX

We have audited the accompanying consolidated balance sheets of Summer Energy Holdings, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2014 and 2013. Summer Energy Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Energy Holdings, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 27, 2015

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2014 AND DECEMBER 31, 2013
	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$550,342	$739,966
Restricted cash	582,743	367,385
Accounts receivable, net	8,686,913	3,875,745
Prepaid and other current assets	856,642	755,299

Total current assets	10,676,640	5,738,395

Property and Equipment, net	473,046	437,984

Certificates of Deposit – Restricted	15,044	15,025

Deferred Financing Costs, net	-	785,389

Total assets	$11,164,730	$6,976,793

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$302,697	$57,731
Accrued wholesale power purchased	6,469,098	4,127,420
Accrued expenses	3,757,230	2,015,205
Advance to loan	1,010,000	-

Total current liabilities	11,539,025	6,200,356

Commitments and Contingencies

Stockholders' Equity (Deficit)
Series A Preferred Stock - $.001 par value, 2,000,000 authorized, 0 shares and 826,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	-	826
Series B Preferred Stock - $.001 par value, 3,000,000 authorized,1,900,000 shares and 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,900	-
Common Stock - $.001 par value, 100,000,000 shares authorized, 14,943,426 shares and 13,963,445 issued and outstanding at December 31, 2014 and 2013, respectively	14,943	13,963
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	8,135,134	5,183,261
Accumulated deficit	(8,474,272)	(4,369,613)

Total stockholders’ equity (deficit)	(374,295)	776,437

Total liabilities and stockholders' equity (deficit)	$11,164,730	$6,976,793

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2014 and 2013

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Revenue	$49,831,951	$25,971,694

Cost of Goods Sold
Power purchases and balancing/ancillary	25,396,337	13,432,526
Transportation and distribution providers charge	18,620,966	9,895,267

Total cost of goods sold	44,017,303	23,327,793

Gross Profit	5,814,648	2,643,901

General and Administrative	(7,894,670)	(4,784,392)

Operating Loss	(2,080,022)	(2,140,491)

Other Income (Expense)
Financing costs	(1,544,717)	(168,383)
Interest expense	(215,627)	(116,372)
Interest income	196	691

Total other income (expense)	(1,760,148)	(284,064)

Net Loss Before Income Taxes	(3,840,170)	(2,424,555)

Income Taxes	-	-

Net Loss	$(3,840,170)	$(2,424,555)

Series A and Series B Preferred shares dividend	(218,596)	(45,894)

Net Loss applicable to common shareholders	(4,058,766)	(2,470,449)

Basic and diluted loss per share	$(0.28)	$(0.19)
Weighted average number of shares	14,333,893	13,276,936

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Year Ended December 31, 2014 and 2013

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Subscription	Additional paid	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	in capital	Deficit	Total
Balance at December 31, 2012	12,954,863	$12,955	-	$-	-	$-	$(52,000)	$3,844,592	$(1,945,058)	$1,860,489

Issuance of Restricted Stock in compliance with officer employment agreement	25,000	25	-	-	-	-	-	20,975	-	21,000

Issuance of Common Stock associated with a Private Placement Offering	520,000	520	-	-	-	-	-	519,480	-	520,000

Vesting of Stock Options associated with the 2012 Stock Option and Award Plan	-	-	-	-	-	-	-	19,397	-	19,397

Issuance of Common Stock associated with the cashless exercise of warrants	463,582	463	-	-	-	-	-	(463)	-	-

Series A Preferred shares issued in accordance with Credit Facility Agreement	-	-	826,000	826	-	-	-	825,174	-	826,000

Dividends Payable on Preferred Shares	-	-	-	-	-	-	-	(45,894)	-	(45,894)

Net Loss	-	-	-	-	-	-	-	-	(2,424,555)	(2,424,555)

Balance at December 31, 2013	13,963,445	$13,963	826,000	$826	-	-	$(52,000)	$5,183,261	$(4,369,613)	$776,437

Vesting of Stock Options and restricted shares associated with the 2012 Stock Option and Award Plan	1,000	1	-	-	-	-	-	29,051	-	29,052

Issuance of Common Stock as dividends on Series A Preferred Shares	80,110	80	-	-	-	-	-	125,924	(80,110)	45,894

Call of Series A Preferred Shares	-	-	(826,000)	(826)	-	-	-	826	-	-

Issuance of Common Stock as interest payment for personal guaranty	759,330	759	-	-	-	-	-	758,571	-	759,330

Issuance of Common Stock associated with a Private Placement Offering	40,000	40	-	-	-	-	-	39,960	-	40,000

Issuance of Series B Preferred shares	-	-	-	-	1,900,000	1,900	-	1,898,100	-	1,900,000

Issuance of Common Stock and cash as dividends on Series B Preferred Shares	99,541	100	-	-	-	-	-	99,441	(184,379)	(84,838)

Net loss	-	-	-	-	-	-	-		(3,840,170)	(3,840,170)

Balance at December 31, 2014	14,943,426	$14,943	-	$-	1,900,000	$1,900	$(52,000)	$8,135,134	$(8,474,272)	$(374,295)

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2014 and 2013
	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Cash Flows from Operating Activities
Net loss	$(3,840,170)	$(2,424,555)
Adjustments to reconcile net loss to net cash provided (used) in operating activities:
Common stock for services	29,052	40,397
Common stock for financing costs	759,330	-
Interest earned	(19)	(800)
Depreciation of property and equipment	243,847	167,279
Amortization of deferred financing costs	785,389	168,383
Bad debt expense	1,137,166	636,890
Changes in operating assets and liabilities:
Accounts receivable	(5,948,334)	(2,973,080)
Prepaid and other current assets	(101,343)	(554,064)
Accounts payable	244,966	(47,150)
Accrued wholesale power purchases	2,341,678	3,710,335
Accrued expenses	1,787,919	1,438,382

Net cash provided (used) in operating activities	(2,560,519)	162,017

Cash Flows from Investing Activities
Purchase of restricted cash	(215,358)	(290,971)
Proceeds (purchase) of certificate of deposit – restricted	-	503,281
Disposal of property and equipment	-	720
Purchase of property and equipment	(278,909)	(390,456)

Net cash used in investing activities	(494,267)	(177,426)

Cash Flows from Financing Activity
Proceeds from note payable	1,500,000	-
Proceeds from shareholder advance	652,751	-
Repayment on shareholder advance	(652,751)	-
Repayment on note payable	(490,000)	-
Payment on Series A Preferred stock	-	(45,894)
Payment of dividends in cash on Series B Preferred stock	(84,838)	-
Proceeds from issuance of Series B Preferred stock	1,900,000	-
Proceeds from issuance of common shares in a private placement, net	40,000	520,000
Net cash provided in financing activities	2,865,162	474,106

Net Change in Cash	(189,624)	458,697

Cash at Beginning of Period	739,966	281,269

Cash at End of Period	$550,342	$739,966

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$215,596	$116,372

Non-cash Transactions:
Preferred stock issued for deferred financing costs	$-	$826,000
Common shares issued for Series A dividends	$80,110	$-
Series A Preferred stock called	$826	$-
Series B Preferred stock dividends	$99,541	$-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Unbilled accounts as of December 31, 2014 and 2013 were estimated at $4,350,713 and $1,939,126, respectively.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The balances past due are customers subject to a late fee that is assessed on that billing.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUTED)

The Company determines the allowance based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Management has determined that the allowance for doubtful accounts as of December 31, 2014 and 2013 is $1,416,335 and $692,209, respectively. Bad debt expense for the years ended December 31, 2014 and 2013 is $1,137,166 and $636,890, respectively.

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

Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost granted to employees is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service or performance period, which is the vesting period.  Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends. Compensation cost associated with grants of restricted stock units are also measured at

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Restricted cash represents funds held in escrow for customer deposits in the amount of $582,743 and $367,385 as of December 31, 2014 and 2013, respectively.

The Company holds certificates of deposit in the amount $15,044 and $15,025 including interest earned, at December 31, 2014 and 2013, respectively. The Company holds a $15,000 certificate of deposit to secure a credit card.

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

Deferred Financing Costs

The Company’s deferred financing costs were amortized over the life of the contract.  Amortization of deferred financing costs as of December 31, 2014 and 2013 were $785,389 and $168,383, respectively.

Recent Pronouncements

The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

NOTE 3 - INCOME TAXES

Actual income tax expense for the years ended December 31, 2014 and 2013 is reconciled from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows:

	2014	2013
Expected tax expense	$(1,306,000)	(824,000)
Reconciling items:	—
Permanent Differences/Discrete Items	9,000	(127,000)
Change in Valulation Allowance	1,297,000	951,000
Others	—	—
	$—	—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Net operating loss carryforward - Federal	$2,131,000	1,152,000
Reserve for accounts receivable	482,000	235,000
Organizational costs	12,000	14,000

Total gross deferred tax assets	2,625,000	1,401,000
Valuation allowance	(2,563,000)	(1,339,000)
Net deferred tax assets	62,000	62,000

Deferred tax liabilities:
Plant and equipment	(62,000)	(62,000)

Net deferred tax liabilities	(62,000)	(62,000)

Net deferred tax assets	$—	—

There was a valuation allowance of $2,563,000 and $1,339,000 as of December 31, 2014 and 2013, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management does not believe it is more likely than not the Company will realize the full benefits of these deductible differences at December 31, 2014.

Net operating loss carryforwards attributable to federal was $6,268,000 at December 31, 2014 and expire at different dates through 2033.

There is not a provision for material uncertain tax positions for the Company at December 31, 2014 and 2013.

NOTE 4 - 2011 CREDIT FACILITY AGREEMENTS AND ADVANCES FROM RELATED PARTY

On November 30, 2011, the Company entered into separate Credit Facility Agreements (the “2011 Credit Facility Agreements”) with two individuals pursuant to which such individuals agreed to act as sureties in connection with a combined $500,000 line of credit from a financial institution and certain extensions of credit by critical vendors which are necessary for our business.  Pursuant to such agreements, in consideration of the assisting parties’ extension of credit thereunder, we agreed to pay a total of $200,000 to the assisting parties or, at the assisting parties’ election, the assisting parties could each elect to receive 757,576 shares of common stock.  The assisting parties agreed to make assistance available to us within 10 business days of our written request and provide a guaranty to a financial institution.  On November 15, 2012, the two individuals irrevocably elected the option to receive payment in equity pursuant to the terms of the 2011 Credit Facility Agreements and on December 3, 2012, each such individual received 757,576 shares of our common stock.  The Company recorded a $200,000 deferred financing cost that is being amortized over the three (3) year life of the agreements.  The 2011 Credit Facility Agreements expired on November 30, 2014, and the balance, net of amortization, as of December 31, 2014, is zero.

During 2014, Neil Leibman advanced the Company $652,751 as part of the 2011 Credit Facility Agreement.  As of December 31, 2014, the balance due to Mr. Leibman by the Company relating to such advance is zero.

NOTE 5 - 2013 CREDIT FACILITY AGREEMENTS AND SERIES A PREFERRED SHARES

On August 29, 2013, Summer Energy Holdings, Inc. entered into two separate but identical Agreements to Assist with Credit Facility with two directors of the Company, one of whom is also an officer of the Company, whereby these two individuals (each individual is referred to as an “Assisting Party” and, together as the “Assisting Parties”) agreed to act as sureties and personal guarantors with respect to $826,000 ($413,000 each) of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that are necessary for the Company to carry out its business (“2013 Credit Facility Agreements”).

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

NOTE 5 - 2013 CREDIT FACILITY AGREEMENTS AND SERIES A PREFERRED SHARES (CONTINUED)

On May 6, 2014, the Company issued 4,888 shares of common stock to each of the Assisting Parties as payment on dividends relating to the Series A Preferred accrued from April 1, 2014 through May 6, 2014.

On May 6, 2014, the Company exercised the Call Right reflected within each Credit Facility Agreement and as a result the assisting parties were released from their obligation and on May 13, 2014, granted a stock option to each of the Assisting Parties to purchase 151,115 shares of common stock at an exercise price of $1.50 per share.

The 2013 Credit Facility Agreements were previously recorded as a deferred financing asset in the amount of $826,000 to be amortized over the period of the agreements.  The deferred financing costs associated with the 2013 Credit Facility Agreements were fully expensed on May 6, 2014, when the Company exercised the Call Right reflected within each of the 2013 Credit Facility Agreements.
NOTE 6 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Series B Designation”) with respect to a class of preferred stock designated as Series B Preferred Stock (the “Series B Preferred”).   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,900,000 shares of the Series B Preferred, for an aggregate purchase price of $1,900,000 as of December 31, 2014.  Several members of the Company’s board of directors directly or indirectly participated in the offering.

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

Liquidation. Upon the occurrence of any “Liquidation Event” (including a liquidation of the Company or a sale of the Company), before any distribution or payment will be made to the holders of common stock, the holders of Series B Preferred will be entitled to be paid out of the assets of the Company an amount equal to the amount of cash paid for the shares of Series B Preferred and accumulated but unpaid dividends. The

NOTE 6 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES (CONTINUED)

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

As of December 31, 2014, the Company had paid $184,379 of cumulative monthly dividends on Series B Preferred Stock.  Four holders elected to be paid in shares of the Company’s common stock totaling 99,541 shares valued at $99,541 and the remaining holders were paid a total of $84,838 in cash.

NOTE 7 - LETTERS OF CREDIT

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

The Master Revolving Note secures an irrevocable stand-by letter of credit in the amount of $500,000 with a financial institution for the benefit of the PUCT.   The letter of credit was previously secured by the 2011 Credit Facility Agreements entered into by the Company on November 30, 2011 (see Note 4). The letter of credit was for the benefit of the PUCT.

On August 15, 2014, the PUCT approved the Company’s application to amend its REP certification for

NOTE 7 - LETTERS OF CREDIT (CONTINUED)

meeting the financial qualifications and for a guarantor with an investment-grade credit rating or tangible net worth greater than or equal to $100 million, a minimum current ratio capitalization of 1.0 and a debt to total capitalization ratio not greater than .60 to provide the financial requirements on behalf of the Company. Subsequent to the approval, the PUCT released the irrevocable stand-by letter of credit in the amount of $500,000 for the benefit of the PUCT and the Master Revolving Note with Comerica Bank in the amount of $500,000 was terminated

NOTE 8 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note with Comerica Bank in the amount of $1,500,000.  The Note had an original maturity date of December 22, 2014, which was extended through February 22, 2015 and which is currently being extended again to a later, as-yet-undetermined date, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin”.   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

Guaranty of the Advance to Loan Amount Note has been made by four members of the Company’s board of directors (“Guarantors”).  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company’s common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Advance to Loan Amount.

As of December 31, 2014, the Company issued 759,330 shares of common stock to the Guarantors and recognized $759,330 in financing cost, and the balance of the Advance to Loan Amount was $1,010,000 at year end.

NOTE 9 – PRIVATE PLACEMENT OFFERING

On May 27, 2014, the Company sold two investment units for total cash proceeds of $40,000 to two individuals. Each unit consists of 20,000 common shares and a warrant to purchase 10,000 of the Company’s shares of common stock at $1.50 per share, and exercisable within five years. The shares of common stock had a relative fair value of $39,673 and the warrants had a relative fair value of $327 at the date of issuance.

NOTE 10 - WHOLESALE POWER PURCHASE AGREEMENT

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

Pursuant to the Credit Agreement, among other things DTE agreed to (i) provide a guaranty (a “Credit Guaranty”) to the Electric Reliability Council of Texas (“ERCOT”) for the benefit of the Company, and (ii) provide commodity loans for the purchase of electricity (“Commodity Loans”).  Each Commodity Loan and any Credit Guaranty shall bear interest on the outstanding principal amount thereof, from the date such

NOTE 10   - WHOLESALE POWER PURCHASE AGREEMENT (CONTINUED)

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

The foregoing is only a brief description of the material terms of the transaction with DTE and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the text of the Energy Marketing Agreement, the 2002 Master Agreement, the Credit Agreement, the Security Agreement, the Membership Interest Pledge Agreement and the Novation Agreement.

NOTE 11 – 2012 STOCK OPTION AND STOCK AWARD PLAN

On February 3, 2014, the Company granted stock options to purchase up to 25,000 shares of the Company’s common stock to a certain key officer. The options covering a total of 12,500 shares vested at the date of grant and 12,500 shares vested on August 3, 2014.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $4,242 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.   In addition, the officer is eligible to receive a future grant of 25,000 of options to purchase common stock of the Company upon reaching certain milestones related to the number of retail electricity customers and financial performance of the Company.

During 2014, the Company granted a total of 93,750 stock options to non-employee members of the Company’s Board of Directors under the Plan as compensation for service on the Company’s Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $3,846 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.

NOTE 11 – 2012 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

During 2014, the Company granted 5,500 employee stock options to other key employees.   Options covering a total of 5,500 shares will vest over two years from the date of grant.   The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.   The options covering 4,000 shares that were granted during the three months ended March 31, 2014, are estimated to have had a value of approximately $164 on the date of grant and the 1,500 options that were granted during the three months ended September 30, 2014 are estimated to have had a value of approximately $62.

On September 9, 2014, the Company issued 1,000 shares of restricted common stock to a key employee of the Company.   These shares vest one year from the date of grant.   The 1,000 restricted shares are estimated to have a value of $960 on the date of grant.   The restricted shares vest ratably over the vesting period of one year.

As a result of the above-mentioned activity, during 2014, the Company recognized approximately $29,052 of stock compensation for stock options and restricted shares issued.  There remains approximately $1,305 of stock compensation to be recognized.

As of December 31, 2014, 630,250 securities have been awarded, net of forfeitures, from the 2012 Stock Option and Stock Award Plan with a remaining balance of 154,750 shares.

As of December 31, 2014, the Company had granted stock options from the 2012 Stock Option and Stock Award Plan, net of forfeitures to purchase 479,250 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	360,000	$1.15	8.24	$40,455
Options granted	124,250	1.40	9.52	8,313
Options exercised
Options cancelled/forfeited/expired	(5,000)	1.50		(205)
Outstanding at December 31, 2014	479,250	$1.22	8.57	$48,563

Vested at December 31, 2014	306,250	$1.26	8.78	$28,623

Exercisable at December 31, 2014	306,250	$1.26	8.78	$28,623

The assumptions used and the weighted average calculated value of options issued during 2014, were as follows:

Risk-free interest rate	0.87%
Expected dividend yield	0.00%
Expected volatility	17.00%
Expected life	5 Years
Weighted average calculated value of warrants granted	$0.04

NOTE 12 - PRIVATE PLACEMENT OFFERING, MASTER MARKETING AGREEMENT AND ISSUANCE OF RELATED WARRANTS

On March 11, 2014, the Company entered into a Master Marketing Agreement with an entity which provides marketing services. The Marketer is in the business of using its multi-level marketing network to broker the services of electric providers to potential residential customers. The Company issued a warrant to the Marketer to purchase up to 275,000 shares (“Warrant Shares”) of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant”).   The Warrant has a term of ten (10) years and vests as follows: (i) as to one Warrant Share for each customer introduced by the Marketer that enters into a relationship with Summer LLC in a one year contract; (ii) as to two (2) Warrant Shares for each customer introduced by the Marketer that enters into a contract with Summer LLC with a two (2) year term; and (iii)
in the event that the Marketer meets certain other milestones related to the number of customers introduced to the Company by the Marketer, the Warrant becomes exercisable with respect to an additional 75,000 shares of the Company’s common stock.    The fair value of the warrants of $46,656 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the warrant of ten years.   As of December 31, 2014, the number of Warrant Shares vested was 578.

As discussed above in Note 9, on May 27, 2014, the Company sold two investment units for total cash proceeds of $40,000 to two individuals. Each unit consists of 20,000 shares of common stock and a warrant to purchase 10,000 of the Company’s shares of common stock at $1.50 per share, and exercisable within five years.   The approximate relative fair value of the warrants is $327.   The Black Scholes pricing model was used to estimate the fair market value of the 20,000 warrants issued to the two individuals using the assumptions of a risk free interest rate of 0.87%, dividend yield of 0.00%, volatility of 17% and an expected life of five years.

Warrant activity for the period ended December 31, 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	531,000	$1.50	4.21	$27,929
Warrants granted	295,000	1.03	4.22	47,477
Warrants exercised	-	-	-	-
Warrants cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2014	826,000	$1.33	3.56	$75,406

Vested at December 31, 2014	551,578	$1.50	3.24	$22,703

Exercisable at December 31, 2014	551,578	$1.50	3.24	$22,703

NOTE 12 - PRIVATE PLACEMENT OFFERING, MASTER MARKETING AGREEMENT AND ISSUANCE OF RELATED WARRANTS (CONTINUED)

The assumptions used and the weighted average calculated value of warrants issued during 2014, were as follows:

Risk-free interest rate	0.87%
Expected dividend yield	0.00%
Expected volatility	17.00%
Expected life	5 Years
Weighted average calculated value of warrants granted	$0.04

NOTE 13 – PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated over their estimated useful lives (3 to 7 years) using the straight-line method.  Costs of assets include those capital expenditures which improve the efficiency of the assets or lengthen their useful lives.  Expenditures for maintenance and repairs are charged against income as incurred.  Costs and related accumulated depreciation of assets sold or otherwise retired are removed from accounts, and any resulting gain or loss is reflected in income.  Depreciation expense charged to operations totaled $243,847 for the year ended December 31, 2014 and $167,279 for period from inception to December 31, 2013.

As of December 31, 2014 and 2013, property and equipment consisted of the following:

	December 31, 2014 ($)	December 31, 2013 ($)
Computer software	105,326	15,295
Computer hardware	113,494	55,343
Furniture and fixtures	49,723	37,859
Leasehold improvements	86,714	69,922
Website	554,091	452,464
Other equipment	-	-
Total property and equipment	909,348	630,883
Less: Accumulated depreciation	(436,302)	(192,899)
Property and equipment, net	473,046	437,984

NOTE 14 - OPERATING LEASE COMMITMENTS

The Company has two office equipment leases requiring monthly payments of $99 and $143 and expiring in December 2017 and May 2018, respectively.

The Company assumed an operating lease for office space on November 1, 2011, under a non-cancellable lease obligation which expires on August 31, 2016.

Rent Period	Monthly Base Rent
09/01/2014 – 08/31/2015	$11,182
09/01/2015 – 08/31/2016	$11,451

Future minimum commitments including extension options under all non-cancellable operating lease obligations are as follows:

Contractual Obligations	2015	2016	2017	2018	2019	Total
Operating Leases	$138,000	$94,000	$2,000	$1,000	$0	$235,000

Lease expense for the years ended December 31, 2014 and 2013 is $129,925 and $128,155, respectively.

NOTE 15 - SUBSEQUENT EVENTS

Dividends of Series B Preferred Shares

On February 3, 2015, the Company issued 3,058 shares of common stock and paid $19,364 in cash as dividend payments on Series B Preferred Shares relating to the month of January 2015 (See Footnote 6).

On February 27, 2015, the Company issued 2,762 shares of common stock and paid $17,490 in cash as dividend payments on Series B Preferred Shares relating to the month of February 2015 (See Footnote 6).

On March 25, 2015, the Company issued 3,058 shares of common stock and paid $19,364 in cash as dividend payment on Series B Preferred Shares relating to the month of March 2015 (See Footnote 6).

Advance to Loan Amount Note

On March 25, 2015, the Company made a payment of $25,000 to Comerica Bank (See Footnote 8).The balance of the Advance to Loan Amount Note as of March 31, 2015 is $985,000.

Common Shares Issued as Interest on Personal Guaranty

On February 2, 2015, the Company issued 80,800 shares of common stock to the Guarantors of the Advance to Loan Amount (See Footnote 8) as interest due relating to the month of January 2015.

On February 27, 2015, the Company issued 80,800 shares of common stock to the Guarantors of the Advance to Loan Amount (See Footnote 8) as interest due relating to the month of February 2015.

On March 25, 2015, the Company issued 76,315 shares of common stock to the Guarantors of the Advance to Loan Amount (See Footnote 8) as interest due relating to the month of March 2015.

Employment Agreements

On January 21, 2015, the Company entered into employment agreements with certain key employees.  The agreements require total annual base compensation of $290,000 and provide the ability for the key employees to receive certain option or stock grants based on the achievement of performance goals.  The agreements provide an average of six months of severance for Termination Without Cause or Change of Control totaling $145,000 along with the acceleration and immediate vesting of all unvested stock options, warrants and/or restricted stock granted.

Financing from Black Ink Energy, LLC

On March 2, 2015, Summer Energy, LLC (the “Borrower”), a wholly owned subsidiary of Summer Energy Holdings, Inc. (“SEH”), entered into a Second Lien Term Loan Agreement (the “Agreement”) with Black Ink Energy, LLC (“BIE”).  Pursuant to the Agreement, BIE agreed to provide a term loan (the “Term Loan”) to the Borrower, and the Borrower agreed to borrow and repay funds loaned by BIE.

The amount of the Term Loan is Three Million Dollars $3,000,000, and the loan is not revolving in nature. Pursuant to the Agreement, any amounts prepaid or repaid may not be re-borrowed by the Borrower. The maturity date of the loan is September 2, 2016. The Term Loan will bear interest at a rate of 15% per annum, except in the occurrence of an event of default, at which point the default interest rate will be 18%. Interest is payable in arrears on the last day of each month and on the maturity date of the loan. The Term Loan was not evidenced by a promissory note.

Pursuant to the Agreement, the Borrower has the option to prepay the loan amount in whole by providing prior notice to BIE and by paying a pre-payment premium of $300,000. Additionally,

NOTE 15 - SUBSEQUENT EVENTS (CONTINUED)

the Borrower agreed to pay to BIE a facility fee equal to $30,000.

In connection with the Agreement and the Term Loan, SEH agreed to issue to BIE a warrant (the “Warrant”) to purchase up to 800,000 shares of SEH’s common stock.  The Warrant has a term often (10) years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by receiving a net number of shares calculated pursuant to a formula set forth in the Warrant.  SEH agreed to reserve 120% of the number of shares issuable upon the exercise of the Warrant so long as the Warrant is exercisable and outstanding.  Additionally, SEH agreed to grant to the holder piggyback registration rights.

Private Placement and Promissory Note

On March 12, 2015, pursuant to a securities purchase agreement (the “Purchase Agreement”), the Company accepted a subscription from an accredited investor to purchase 100,000 Investment Units (“Units”), comprised of common stock and warrants for a purchase price of $1.00 per Unit, resulting in gross proceeds to the Company of $100,000. Each Unit consists of (i) one (1) share of the Company’s common stock, par value $0.001 per share, and (ii) a warrant to purchase one (1) share of common stock at an exercise price of $1.50 per share. The Company granted piggyback registration rights to the investor in connection with this investment.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

Pursuant to the Purchase Agreement, the Company also issued an unsecured promissory note in the principal amount of $100,000 in favor of said investor (the “Note”). Interest accrues on the Note at a rate of 15% per annum. The Company agreed to make quarterly interest-only payments throughout the term of the Note. The entire unpaid principal balance of the Note, together with any accrued interest and other unpaid charges or fees, is due and payable on or before September 12, 2016. The Company may prepay the Note, in whole or in part, at any time without penalty.

NOTE 16 – CONTINGENCIES

Rod Danielson, a former employee and current shareholder of the Company has initiated an arbitration proceeding with the American Arbitration Association in Houston, Texas seeking payment of $156,000 in contractual severance, plus incidental and consequential damages and attorneys’ fees.  The Company disputes the allegations in the arbitration proceedings made by Mr. Danielson.  The parties are engaged in settlement negotiations.

EHIBIT INDEX

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
10.17
Energy Marketing Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 15, 2014.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

10.18
ISDA Master Agreement, Part 7 Power Annex to ISDA Master Agreement and Schedule to ISDA Master Agreement, by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on May 15, 2014.

10.19
Credit Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on May 15, 2014.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

10.20	Security Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on May 15, 2014.
10.21
Membership Interest Pledge Agreement made by Summer Energy Holdings, Inc. in favor of DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on May 15, 2014.

10.22
Novation Agreement by and among BP Energy Company, Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 24, 2014, incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on May 15, 2014

10.23	Advance to Loan Amount Note by Summer Energy, LLC in favor of Comerica Bank, dated as of April 18, 2014, incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on May 15, 2014.
10.24
Executive Employment Agreement, effective  January 1, 2015, by and between Summer Energy Holdings, Inc. and Jaleea P. George, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on  January 27, 2015.

10.25
Executive Employment Agreement, effective  January 1, 2015, by and between Summer Energy Holdings, Inc. and Neil Leibman, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on  January 27, 2015.

10.26
Second Lien Term Loan Agreement by and between Summer Energy, LLC and Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 5, 2015.

10.27	Second Lien Security Agreement by and between Summer Energy, LLC and Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 5, 2015.
10.28
Second Lien Membership Interest Pledge Agreement by and between Summer Energy Holdings, Inc. and Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 5, 2015.

10.29	Form of Warrant issued to Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 5, 2015.
10.30	Form of Securities Purchase Agreement dated as of March 12, 2015.

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-Q filed on May 15, 2012.
16.1	Letter regarding change in certifying accountants, dated April 18, 2012, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on April 20, 2012.
21.1	Schedule of Subsidiaries.
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. §1350 as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to our Form 10-Q filed on May 15, 2013.
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 to our Form 10-Q filed on May 15, 2013.
99.3	Nominating and Corporate Governance Committee Charter, incorporated by reference to Exhibit 99.3 to our Form 10-K filed on March 28, 2013

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

March 31, 2015

By:         /s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer and
Principal Financial Officer

March 31, 2015

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Neil M. Leibman Neil M. Leibman	Chief Executive Officer (Principal Executive Officer and Director)	March 31, 2015
/s/ Jaleea P. George Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2015
/s/ Stuart C. Gaylor Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	March 31, 2015
/s/ Tom D. O’Leary Tom D. O’Leary	Director	March 31, 2015
/s/ Jefferey Mace Meeks Jefferey Mace Meeks	Director	March 31, 2015
/s/ Andrew Bursten Andrew Bursten	Director	March 31, 2015
/s/ James P. Stapleton James P. Stapleton	Director	March 31, 2015