Form 10-Q
period 2015-03-31
SUMMER ENERGY HOLDINGS INC
filed 2015-05-15
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 12, 2015 was 15,384,119.

Summer Energy Holdings, Inc.
FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2015 AND DECEMBER 31, 2014 (UNAUDITED)
	March 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$630,131	$550,342
Restricted cash	609,931	582,743
Accounts receivable, net	10,261,826	8,686,913
Prepaid and other current assets	684,190	856,642

Total current assets	12,186,078	10,676,640

Property and Equipment, net	412,638	473,046

Certificates of Deposit – Restricted	15,059	15,044

Total assets	$12,613,775	$11,164,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$386,163	$302,697
Accrued wholesale power purchased	3,631,968	6,469,098
Accrued expenses	4,232,151	3,757,230
Advance to loan amount note	985,000	1,010,000
Long-term debt – current portion	2,066,672	-

Total current liabilities	11,301,954	11,539,025

Long-Term Liabilities
Long-term debt, net of debt discount and current portion	1,033,328	-

Total long-term liabilities	1,033,328	-

Total liabilities	12,335,282	11,539,025

Stockholders' Equity
Series B Preferred Stock - $.001 par value, 3,000,000 authorized,1,900,000 shares and 1,900,000 shares issued and outstanding at March 31, 2015 and December 31, 2014 respectively	1,900	1,900
Common Stock - $.001 par value, 100,000,000 shares authorized, 15,290,220 and 14,943,426 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	15,290	14,943
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	8,492,953	8,135,134
Accumulated deficit	(8,179,650)	(8,474,272)

Total stockholders’ equity	278,493	(374,295)

Total liabilities and stockholders' equity	$12,613,775	$11,164,730

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Electricity Revenue	$16,720,503	$7,175,580

Cost of Goods Sold
Power purchases and balancing/ancillary	6,958,126	3,930,906
Transportation and distribution providers charge	6,344,211	2,749,380

Total cost of goods sold	13,302,337	6,680,286

Gross Profit	3,418,166	495,294

General and Administrative	2,670,998	1,368,148

Operating Income/(Loss)	747,168	(872,854)

Other Income (Expense)
Financing costs	(262,365)	(88,901)
Interest expense	(134,023)	(76,207)
Interest income	63	61

Total other income (expense)	(396,325)	(165,047)

Net Income/(Loss) Before Income Taxes	350,843	(1,037,901)

Income Taxes	-	-

Net Income/(Loss)	$350,843	$(1,037,901)

Series A Preferred shares dividend	-	(24,440)
Series B Preferred shares dividend	(56,221)	(20,996)

Net Income/(Loss) applicable to common shareholders	$294,622	$(1,083,337)

Net income(Loss) per common share:
Basic	$0.02	$(0.08)
Dilutive	$0.02	$(0.08)
Weighted average number of shares:
Basic	15,051,718	14,004,240
Dilutive	15,051,718	14,004,240

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014 (UNAUDITED)
	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Cash Flows from Operating Activities
Net Income/(Loss)	$350,843	$(1,037,901)
Adjustments to reconcile net income/(loss) to net cash provided by (used) in operating activities:
Common stock for services	11,373	11,932
Common stock for financing cost	237,915	-
Interest earned on restricted certificate of deposit	(15)	(19)
Depreciation of property and equipment	70,583	50,885
Amortization of debt discount	24,480	88,901
Bad debt expense	334,410	143,512
Changes in operating assets and liabilities:
Accounts receivable	(1,909,323)	426,596
Prepaid and other current assets	172,422	(186,691)
Accounts payable	83,467	137,273
Accrued wholesale power purchases	(2,837,131)	(1,612,829)
Accrued expenses	474,921	(57,510)
Advances related party	-	219,000

Net cash used in operating activities	(2,986,055)	(1,816,851)

Cash Flows from Investing Activities
Sale (Purchase) of restricted cash	(27,188)	22,053
Purchase of property and equipment	(10,175)	(61,152)

Net cash used in investing activities	(37,363)	(39,099)

Cash Flows from Financing
Proceeds from note payable	3,075,550	-
Repayment on note payable	(25,000)	-
Dividends on Series A preferred stock	-	(24,440)
Dividends on Series B preferred stock	(47,343)	(20,996)
Proceeds from issuance of Series B preferred stock	-	1,799,000
Proceeds from issuance of common shares in a private placement	100,000	-

Net cash provided by financing activity	3,103,207	1,753,564

Net Change in Cash	79,789	(102,386)

Cash at Beginning of Period	550,342	739,966

Cash at End of Period	$630,131	$637,580

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$134,023	$76,207

Non-Cash Transactions:
Issuance of common stock for dividend payable on Series A preferred stock	$-	$45,894
Issuance of common stock for dividend payable on Series B preferred stock	$8,878	$-

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer EM Marketing, LLC (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

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

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account. Unbilled accounts as of March 31, 2015, were estimated at $4,742,463.

INDEX

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During the three months ended March 31, 2015, the Company granted stock options to purchase up to 60,000 shares of the Company’s common stock to two key officers. The options covering a total of 60,000 shares vested at the date of grant.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $10,180 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.   Approximately $10,180 was expensed during the three months ended March 31, 2015 with regards to stock options granted to the two key officers.

As of March 31, 2015, 688,250 securities have been awarded, net of forfeitures, from the 2012 Stock Option and Stock Award Plan with a remaining unissued balance of 96,750 securities.

INDEX

NOTE 5 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Series B Designation”) with respect to a class of preferred stock designated as Series B Preferred Stock (the “Series B Preferred”).   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,900,000 shares of the Series B Preferred, for an aggregate purchase price of $1,900,000 as of March 31, 2015.  Several members of the Company’s board of directors directly or indirectly participated in the offering.

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

During the quarter ended March 31, 2015, several holders of Series B Preferred opted to be paid dividends of common stock as opposed to cash, including members of the Company’s board of directors who had directly or indirectly participated in the Series B offering.   Holders of Series B Preferred not electing to be paid dividends with shares of common stock were paid cash dividends.

As of March 31, 2015, the Company had paid $56,221 of cumulative monthly dividends on Series B Preferred Stock.  One holder elected to be paid in shares of the Company’s common stock totaling 8,878 shares valued at $8,878 and the remaining holders were paid a total of $47,343 in cash.

INDEX

NOTE 6 – MASTER MARKETING AGREEMENT AND ISSUANCE OF WARRANTS

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

As of March 31, 2015, the number of Warrant Shares vested was 5,589.

NOTE 7 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note with Comerica Bank in the amount of $1,500,000.  The Note had an original maturity date of December 22, 2014, which was extended through February, 22, 2015.  On February 22, 2015, the Advance to Loan Note was increased from $1,500,000 to $1,700,000 and extended again to August 21, 2015, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin”.   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

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

During the quarter ended March 31, 2015, the Company issued 237,915 shares of common stock to the Guarantors and recognized $237,915 in financing cost, and the balance of the Advance to Loan Amount was $985,000 at March 31, 2015.

NOTE 8 – PRIVATE PLACEMENT OFFERING AND PROMISSORY NOTE

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

INDEX

NOTE 8 – PRIVATE PLACEMENT OFFERING AND PROMISSORY NOTE (CONTINUED)

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

As of March 31, 2015, the accrued interest on the promissory note is $667.

NOTE 9 - FINANCING FROM BLACK INK ENERGY LLC

On March 2, 2015, Summer Energy, LLC (the “Borrower”), a wholly owned subsidiary of Summer Energy Holdings, Inc. (“SEH”), entered into a Second Lien Term Loan Agreement (the “Agreement”) with Black Ink Energy, LLC (“BIE”).  Pursuant to the Agreement, BIE agreed to provide a term loan (the “Term Loan”) to the Borrower, and the Borrower agreed to borrow and repay funds loaned by BIE.

The amount of the Term Loan is Three Million Dollars $3,000,000, and the loan is not revolving in nature.  Pursuant to the Agreement, any amounts prepaid or repaid may not be re-borrowed by the Borrower.  The maturity date of the loan is September 2, 2016.  The Term Loan  bears interest at a rate of 15% per annum, except in the occurrence of an event of default, at which point the default interest rate will be 18%.  Interest is payable in arrears on the last day of each month and on the maturity date of the loan. The Term Loan was not evidenced by a promissory note.

Pursuant to the Agreement, the Borrower has the option to prepay the loan amount in whole by providing prior notice to BIE and by paying a pre-payment premium of $300,000.

Additionally, the Borrower agreed to pay to BIE a facility fee.  The facility fee in the amount of $24,450 was expensed immediately as fees occurred to obtain financial resource.

During the quarter ended March 31, 2015, the Company paid interest expense in the amount of $37,500 to BIE.

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

INDEX

NOTE 10 - WHOLESALE POWER PURCHASE AGREEMENT (CONTINUED)

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

NOTE 11 – EMPLOYMENT AGREEMENTS

On January 21, 2015, the Company entered into employment agreements with certain key employees.  The agreements require total annual base compensation of $290,000 and provide the ability for the key employees to receive certain option or stock grants based on the achievement of performance goals.  The agreements provide an average of six months of severance for Termination Without Cause or Change of Control (each as defined in the employment agreements) totaling $145,000 along with the acceleration and immediate vesting of all unvested stock options, warrants and/or restricted stock granted.

NOTE 12 – CONTINGENCIES

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

NOTE 13 – SUBSEQUENT EVENTS

Dividends of Series B Preferred Shares

On April 28, 2015, the Company issued 2,959 shares of common stock and paid $15,781 in cash as dividend payments on Series B Preferred Shares relating to the month of April, 2015 (See Footnote 5).

Commons Shares Issued as Interest on Personal Guaranty

On April 28, 2015, the Company issued 60,940 shares of common stock to the Guarantors of the Advance to Loan Amount (See Footnote 7) as interest due relating to the month of April 2015.

Promissory Note

The Company accrued $1,250 interest expense relating to the month of April 2015 and had an accrued balance of $1,917 (See Footnote 8).

Financing From Black Ink Energy, LLC

On April 28, 2015, the Company paid $37,500 of interest relating to the month of April 2015 bringing total interest paid for the calendar year 2015 to $75,000 (See Footnote 9).

Private Placement Offering

On May 7, 2015, the Company accepted a subscription from an accredited investor to purchase a total of one (1) Investment Unit (“Unit”) comprised of common stock and warrants for a purchase price of $30,000 per Unit, for gross proceeds to the Company of $30,000.  Each Unit consists of (i) 30,000 shares of the Company’s common stock (the “Common Stock”) and (ii) a five (5) year warrant (each a “Warrant” and collectively “Warrants”) to purchase 15,000 shares of Common Stock for an exercise price of $1.50 per share

INDEX

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2014.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

INDEX

Results of Operations

Quarter Ended March 31, 2015, compared to the Quarter ended March 31, 2014

Revenue – For the quarter ended March 31, 2015, we generated $16,045,008 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $675,495.  Revenues for the quarter ended March 31, 2014 were $7,007,513 from electricity revenue and $168,067 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the quarter ended March 31, 2015, cost of goods sold and gross profit totaled $13,302,337 and $3,418,166, respectively.  Cost of goods sold and gross profit recorded in the quarter ended March 31, 2014 were $6,680,286 and $495,294, respectively.

Gross Profit – Gross profit for the quarter ended March 31, 2015 totaled $3,418,166 compared to $495,294 for the quarter ended March 31, 2014.   The Company’s increase in gross profit is a result of strategic marketing partnerships and third party sales to both residential and commercial customers.

Operating expenses – Operating expenses for the quarter ended March 31, 2015 totaled $2,670,998, consisting primarily of general and administrative expenses of $1,556,073, stock compensation of $11,373, bank service fees of $132,779, commission expense of $575,200, collection fees/sales and verification fees of $21,307, professional fees of $165,884, and $208,382 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended March 31, 2014 totaled $1,368,148, consisting of general and administrative expenses of $1,094,496, stock compensation expense of $11,932, bank service fees of $99,372, collection fees/sales and verification fees of $1,591, professional fees of $73,846 and $86,911 of billing fees.

Net Income/(Loss) – Net income/(loss) for the quarter ended March 31, 2015 and 2014, totaled $350,843 and ($1,037,901), respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At March 31, 2015 and December 31, 2014, our cash totaled $630,131 and $550,342, respectively.  Our principal cash requirements for the quarter ended March 31, 2015, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended March 31, 2015, the primary source of cash was from electricity revenues, $100,000 of funds received in a private placement and $3,075,550 from notes payable.   During the quarter ended March 31, 2014, the primary source of cash was from electricity revenues and $1,799,000 from the issuance of Series B Preferred Shares.

General – The Company’s increase in net cash flow during the first three months of 2015 is attributable to $2,986,055 cash used in operating activities, $37,363 cash used in investing activities which includes $10,175 for the purchase of property and equipment and $3,103,207 provided by financing activity.  In 2014, the net cash decrease was a result in net cash used by operations of $1,816,851, $39,099 cash used in investing in investing activities which includes $61,152 for the purchase of property and equipment and $1,753,564 provided by financing activity.

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

INDEX

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ended December 31, 2015.

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

INDEX

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 31, 2015 (the “2014 Form 10-K”).  The Risk Factors set forth in the 2014 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2014 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
`
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 7, 2015, the Company accepted a subscription from an accredited investor to purchase a total of one (1) Investment Unit (“Unit”) comprised of common stock and warrants for a purchase price of $30,000 per Unit, for gross proceeds to the Company of $30,000.  Each Unit consists of (i) 30,000 shares of the Company’s common stock (the “Common Stock”) and (ii) a five (5) year warrant (each a “Warrant” and collectively “Warrants”) to purchase 15,000 shares of Common Stock for an exercise price of $1.50 per share.  The Company granted piggyback registration rights to the investor in connection with this investment.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

The common and stock and warrants underlying the Unit was issued and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”).

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

ITEM 5.  OTHER INFORMATION

On February 22, 2015, Summer LLC entered into an amendment (the “Note Amendment”) with Comerica Bank to that certain Advance-to-Loan Amount Note originally dated as of April 18, 2014 (the “Note”) in order to increase the principal amount of the Note from $1,500,000 to $1,700,000, and to extend the maturity date of the Note from February 22, 2015 to August 21, 2015.  Pursuant to the Note Amendment, accrued but unpaid interest, which is accrued at the Prime Rate (as defined in the Note) plus 2.0%, is payable monthly, with all accrued but unpaid interest, together with issued but unpaid principal, being due on or before August 21, 2015.  Four members of the Company’s Board of Directors provided personal guaranties for the loan.

INDEX

ITEM 6.  EXHIBITS

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

SUMMER ENERGY HOLDINGS, INC.
Date: May 15, 2015	By: /s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2015	/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)