Form 10-Q
period 2015-06-30
SUMMER ENERGY HOLDINGS INC
filed 2015-08-12
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 12, 2015 was 15,666,530.

Summer Energy Holdings, Inc.
FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2015 AND DECEMBER 31, 2014 (UNAUDITED)
	June 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$529,359	$550,342
Restricted cash	726,781	582,743
Accounts receivable, net	14,197,735	8,686,913
Prepaid and other current assets	207,816	856,642

Total current assets	15,661,691	10,676,640

Property and Equipment, net	368,139	473,046

Certificates of Deposit – Restricted	-	15,044

Total assets	$16,029,830	$11,164,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$487,142	$302,697
Accrued wholesale power purchased	5,549,526	6,469,098
Accrued expenses	5,677,770	3,757,230
Advance to loan amount note	469,160	1,010,000

Total current liabilities	12,183,598	11,539,025

Long-Term Liabilities
Long-term debt, net of debt discount	3,100,000	-

Total long-term liabilities	3,100,000	-

Total liabilities	15,283,598	11,539,025

Stockholders' Equity (Deficit)
Series B Preferred Stock - $.001 par value, 3,000,000 authorized,1,900,000 shares and 1,900,000 shares issued and outstanding at June 30, 2015 and December 31, 2014 respectively	1,900	1,900
Common Stock - $.001 par value, 100,000,000 shares authorized, 15,581,392 and 14,943,426 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	15,581	14,943
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	8,785,577	8,135,134
Accumulated deficit	(8,004,826)	(8,474,272)

Total stockholders’ equity (deficit)	746,232	(374,295)

Total liabilities and stockholders' equity (deficit)	$16,029,830	$11,164,730

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	For the Three Months Ended June 30, 2015	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014

Electricity Revenue	$20,144,656	$9,867,152	$36,865,159		$17,042,732

Cost of Goods Sold
Power purchases and balancing/ancillary	8,703,690	4,907,829	15,661,816		8,838,735
Transportation and distribution providers charge	7,778,511	3,813,287	14,122,722		6,562,667

Total cost of goods sold	16,482,201	8,721,116	29,784,538		15,401,402

Gross Profit	3,662,455	1,146,036	7,080,621		1,641,330

General and Administrative	2,851,363	1,556,200	5,522,361		2,924,348

Operating Income/(Loss)	811,092	(410,164)	1,558,260		(1,283,018)

Other Income (Expense)
Financing costs	(252,196)	(903,769)	(514,561)		(992,670)
Interest expense, net	(163,728)	(26,090)	(297,688)		(102,236)
Litigation Settlement	(163,500)	-	(163,500)		-

Total other income (expense)	(579,424)	(929,859)	(975,749)		(1,094,906)

Net Income/(Loss) Before Income Taxes	231,668	(1,340,023)	582,511		(2,377,924)

Income Taxes	-	-	-		-

Net Income/(Loss)	$231,668	$(1,340,023)	$582,511		$(2,377,924)

Series A Preferred shares dividend	-	(9,776)	-		(34,216)
Series B Preferred shares dividend	(56,844)	(52,695)	(113,065)		(73,691)

Net Income/(Loss) applicable to common shareholders	$174,824	$(1,402,494)	$469,446	$	(2,485,831)

Net income(Loss) per common share:
Basic	$0.01	$(0.10)	$0.03		$(0.18)
Dilutive	$0.01	$(0.10)	$0.03		$(0.18)
Weighted average number of shares:
Basic	15,390,356	14,115,120	15,221,973		14,062,522
Dilutive	15,517,802	14,115,120	15,234,467		14,062,522

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014 (UNAUDITED)
	For the Six Months Ended June 30, 2015	For the Six Months Ended June 30, 2014
Cash Flows from Operating Activities
Net Income/(Loss)	$582,511	$(2,377,924)
Adjustments to reconcile net income/(loss) to net cash provided by (used) in operating activities:
Common stock for financing cost	490,111	235,045
Stock compensation expense	13,116	19,108
Interest earned on restricted certificate of deposit	-	(19)
Depreciation of property and equipment	141,532	107,288
Amortization of debt discount	-	757,626
Bad debt expense	737,303	317,148
Changes in operating assets and liabilities:
Accounts receivable	(6,248,125)	(2,564,904)
Prepaid and other current assets	648,826	112,552
Accounts payable	184,445	(54,008)
Accrued wholesale power purchases	(919,572)	(485,991)
Accrued expenses	1,920,540	946,977

Net cash used in operating activities	(2,449,313)	(2,987,102)

Cash Flows from Investing Activities
Sale (Purchase) of restricted cash	(144,038)	(125,277)
Proceeds from certificate of deposit - restricted	15,044	-
Purchase of property and equipment	(36,625)	(110,786)

Net cash used in investing activities	(165,619)	(236,063)

Cash Flows from Financing
Proceeds from long term notes payable	3,100,000	-
Proceeds from advance from loan note	-	1,500,000
Repayment on advance from loan note	(540,840)	(340,000)
Advances related party, net	-	169,000
Dividends on Series B preferred stock	(95,211)	(11,621)
Proceeds from issuance of Series B preferred stock	-	1,900,000
Proceeds from issuance of common shares in a private placement	130,000	40,000

Net cash provided by financing activity	2,593,949	3,257,379

Net Change in Cash	(20,983)	34,214

Cash at Beginning of Period	550,342	739,966

Cash at End of Period	$529,359	$774,180

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$297,854	$102,342

Non-Cash Transactions:
Issuance of common stock for dividend payable on Series A preferred stock	$-	$80,108
Series A Preferred stock called	$-	$826
Issuance of common stock for dividend payable on Series B preferred stock	$17,854	$62,070

 See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy of Ohio, LLC (“Summer Ohio”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer Ohio was formed in the State of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio (“PUCO”) issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At this time, there is no business activity in the State of Ohio.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

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

INDEX

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of June 30, 2015, were estimated at $8,189,419.

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

NOTE 4 – 2012 STOCK OPTION AND STOCK AWARD PLAN

On April 21, 2015, the Company granted a total of 31,250 stock options to non-employee members of the Company’s Board of Directors under the 2012 Stock Option and Stock Award Plan as compensation for service on the Company’s Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $1,282 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On May 15, 2015, the Company granted a total of 31,250 stock options to non-employee members of the Company’s Board of Directors under the 2012 Stock Option and Stock Award Plan as compensation for service on the Company’s Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $1,282 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

As of June 30, 2015, 750,750 securities have been awarded, net of forfeitures, from the 2012 Stock Option and Stock Award Plan with a remaining unissued balance of 34,250 securities.

INDEX

NOTE 5 – 2015 STOCK OPTION AND STOCK AWARD PLAN

During the quarter ended June 30, 2015, the Company’s stockholders approved the 2015 Stock Option and Stock Award Plan (“Plan”), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The maximum aggregate number of (i) shares of stock that may be issued under the Plan, and (ii) shares of stock with respect to which stock appreciation rights may be granted, is 1,500,000 and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be issued under the Plan pursuant to Incentive Stock Options, Nonstatutory Stock Options, Restricted Stock Grants, Stock Appreciation Right Grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted.

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

On July 2, 2015, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the Plan.

As of June 30, 2015, no securities have been issued from the 2015 Stock Option and Award Plan.

NOTE 6 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Series B Designation”) with respect to a class of preferred stock designated as Series B Preferred Stock (the “Series B Preferred”).   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The “Deemed Original Issue Price” of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,900,000 shares of the Series B Preferred, for an aggregate purchase price of $1,900,000.   Several members of the Company’s board of directors directly or indirectly participated in the offering.

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

Liquidation. Upon the occurrence of any “Liquidation Event” (including a liquidation of the Company or a sale of the Company), before any distribution or payment will be made to the holders of common stock, the holders of Series B Preferred will be entitled to be paid out of the assets of the Company an amount equal to the amount of cash paid for the

INDEX

NOTE 6 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES (CONTINUED)

shares of Series B Preferred and accumulated but unpaid dividends. The Series B Preferred ranks pari passu with the Series A Preferred Stock with regard to liquidation payments, as well as to any subsequent series of preferred stock.

Redemption. The Company may, at any time, redeem all or a portion of the Series B Preferred upon 20 days’ notice at a price of $1.20 per share.

The foregoing is only a brief description of the material terms of the Series B Designation and the offering of the Series B Preferred, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the full text of the Certificate of Designation..

In accordance with the Series B Designation, dividends due to holders of Series B Preferred may be paid at the option of the holder in shares of the Company’s $0.001 par value common stock valued at the fair market value of such shares of common stock as determined in good faith by the Board of Directors on the record date of the dividend.

During the quarter ended June 30, 2015, several holders of Series B Preferred opted to be paid dividends of common stock as opposed to cash, including members of the Company’s board of directors who had directly or indirectly participated in the Series B offering.   Holders of Series B Preferred not electing to be paid dividends with shares of common stock were paid cash dividends.

As of June 30, 2015, the Company had paid $113,065 of cumulative monthly dividends on Series B Preferred Stock.  One holder elected to be paid in shares of the Company’s common stock totaling 17,854 shares valued at $17,854 and the remaining holders were paid a total of $95,211 in cash.

NOTE 7 – MASTER MARKETING AGREEMENT AND ISSUANCE OF WARRANTS

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

As of June 30, 2015, the number of Warrant Shares vested was 9,763.

NOTE 8 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note with Comerica Bank in the amount of $1,500,000.  The Note had an original maturity date of December 22, 2014, which was extended through February, 22, 2015.  On February 22, 2015, the Advance to Loan Note was increased from $1,500,000 to $1,700,000 and extended again to August 21, 2015, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

INDEX

NOTE 8 - ADVANCE TO LOAN AMOUNT NOTE (CONTINUED)

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

During the six months ended June 30, 2015, the Company issued 490,111 shares of common stock to the Guarantors and recognized $490,111 in financing cost, and the balance of the Advance to Loan Amount was $469,160 at June 30, 2015.

NOTE 9 - LETTERS OF CREDIT

During the quarter ended June 30, 2015, the Company secured ten irrevocable stand-by letters of credit totaling $728,000 with a financial institution for the benefit of the Transmission and Distribution Providers (“TDSPs”) that provide transition services to the Company.  The ten letters of credit will expire during the second quarter of 2016 and are subject to automatic extension and renewal provisions.   The ten letters of credit have been secured by cash in the amount of $98,000 held by the financial institution and by the Advance to Loan Note (See Footnote 8) in the amount of $630,000.

As of June 30, 2015, none of the letters of credit issued on behalf of the Company had been drawn upon.

NOTE 10 – PRIVATE PLACEMENT

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

The shares of Common Stock have a relative fair value of $92,417 and the warrant has a relative fair value of $7,583 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On May 7, 2015, the Company accepted a subscription from an accredited investor to purchase a total of one (1) Investment Unit (“Unit”) comprised of common stock and warrants for a purchase price of $30,000 per Unit, for gross proceeds to the Company of $30,000.  Each Unit consists of (i) 30,000 shares of the Company’s common stock (the “Common Stock”) and (ii) a five (5) year warrant (each a “Warrant” and collectively “Warrants”) to purchase 15,000 shares of Common Stock for an exercise price of $1.50 per share

The shares of Common Stock have a relative fair value of $29,385 and the warrant has a relative fair value of $615 at the date of issuance. determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

NOTE 11 – PROMISSORY NOTE

The Company issued an unsecured promissory note in the principal amount of $100,000 which also included a five (5) year warrant to purchase 100,000 shares of Common Stock for an exercise price of $1.50 per share on March 12, 2015 in favor of said investor mentioned above (Note 10) on March 12, 2015 (the “Note”). Interest accrues on the Note at a rate of 15% per annum. The Company agreed to make quarterly interest-only payments throughout the term of the Note. The entire unpaid principal balance of the Note, together with any accrued interest and other unpaid charges or fees, is due and payable on or before September 12, 2016. The Company may prepay the Note, in whole or in part, at any time without penalty.

The unsecured promissory note has a relative fair value of $92,417 and the warrant has a relative fair value of $7,583 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

As of June 30, 2015, the Company had paid $4,458 in interest on the promissory note.

INDEX

NOTE 12 - FINANCING FROM BLACK INK ENERGY LLC

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

During the quarter ended June 30, 2015, the Company paid interest expense in the amount of $113,750 to BIE.

In connection with the Agreement and the Term Loan, SEH agreed to issue to BIE a warrant (the “Warrant”) to purchase up to 800,000 shares of SEH’s common stock.  The Warrant has a term of ten (10) years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by receiving a net number of shares calculated pursuant to a formula set forth in the Warrant.  SEH agreed to reserve 120% of the number of shares issuable upon the exercise of the Warrant so long as the Warrant is exercisable and outstanding.  Additionally, SEH agreed to grant to the holder piggyback registration rights.

The term loan has a relative fair value of $2,967,535 and the warrant has a relative fair value of $32,465 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

NOTE 13 - WHOLESALE POWER PURCHASE AGREEMENT

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

INDEX

NOTE 14 – EMPLOYMENT AGREEMENT

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

On June 10, 2015, the Company entered into an employment agreement with a certain key employee.  The agreement requires a total annual base compensation of $140,000 and provides the ability for the key employee to receive certain options or stock grants based on the achievement of performance goals.  The agreement provides an average of six months of severance for Termination Without Cause or Change of Control (each as defined in the employment agreement) totaling $70,000 along with the acceleration and immediate vesting of all unvested stock options, warrants and/or restricted stock granted.

NOTE 15 – CONTINGENCIES

On June 2, 2015, the Company entered into a settlement agreement with a former employee and current shareholder.  The Company agreed to pay such individual a total of $156,000 in contractual severance to be paid in six installments, the first installment of $91,000 on June 2, 2015 and five succeeding payments in the amount of $13,000 due on the 5th of each month until the total settlement amount is paid in full.

For the quarter ended June 30, 2015, a total cash of $104,000 was paid to such individual with a remaining balance due of $52,000.

NOTE 16 – SUBSEQUENT EVENTS

Dividends of Series B Preferred Shares

On July 29, 2015, the Company issued 3,058 shares of common stock and paid $16,307 in cash as dividend payments on Series B Preferred Shares relating to the month of July 2015 (See Footnote 6).

Common Shares Issued as Interest on Personal Guaranty

On July 29, 2015, the Company issued 82,082 shares of common stock to the Guarantors of the Advance to Loan Amount (See Footnote 8) as interest due relating to the month of July 2015.

Promissory Note

The Company accrued $1,292 interest expense relating to the month of July 2015 (See Footnote 11).

Financing From Black Ink Energy, LLC

On July 28, 2015, the Company paid $38,500 of interest relating to the month of July 2015 bringing total interest paid for the calendar year 2015 to $190,000 (See Footnote 12).

2015 Stock Option and Stock Award Plan

On July 3, 2015 the Company granted stock options to purchase up to 50,000 shares of the Company’s common stock to a certain key officer. The options covering a total of 25,000 shares vested at the date of grant and 25,000 shares vested on January 1, 2016.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $8,483 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On July 3, 2015, the Company granted stock options to purchase up to 260,000 shares of the Company’s common stock to key officers. The options covering a total of 260,000 shares vested at the date of grant.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $44,111 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On August 6, 2015, the Company granted stock options to purchase up to 105,000 shares of the Company’s common stock to key officers. The options covering a total of 105,000 shares vested at the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $4,308 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

INDEX

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

During the month July 2015, the Company granted employee stock options to key employees from the 2015 Stock Option and Stock Award Plan.   Options covering a total of 130,000 shares will vest over two years from the date of grant.   The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant. The fair value of the options of $5,333 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

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

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”), Summer Energy of Ohio, LLC (“Summer Ohio”) and Summer EM Marketing (“Marketing LLC”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

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

Summer Ohio was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the State of Ohio.   The Public Utilities Commission of Ohio (“PUCO”) issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At this time, there is no business activity in the State of Ohio.

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

INDEX

We began delivering electricity to customers in mid-February 2012.

Results of Operations

Three months Ended June 30, 2015, compared to the Three Months ended June 30, 2014

Revenue – For the quarter ended June 30, 2015, we generated $19,497,830 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $646,826.  Revenues for the quarter ended June 30, 2014 were $9,725,490 from electricity revenue and $141,662 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended June 30, 2015, cost of goods sold and gross profit totaled $16,482,201 and $3,662,445, respectively.  Cost of goods sold and gross profit recorded in the three month ended June 30, 2014 were $8,721,116 and $1,146,036, respectively.

Gross Profit – Gross profit for the three month ended June 30, 2015 totaled $3,662,455 compared to $1,146,036 for the three months ended June 30, 2014.   The Company’s increase in gross profit is a result of strategic marketing partnerships and third party sales to both residential and commercial customers.

Operating expenses – Operating expenses for the three months ended June 30, 2015 totaled $2,851,363, consisting primarily of general and administrative expenses of $1,774,249, bank service fees of $134,624, commission expense of $627,559, collection fees/sales and verification fees of $16,173, professional fees of $68,851, and $229,907 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the three months ended June 30, 2014 totaled $1,556,200, consisting of general and administrative expenses of $1,124,453, stock compensation expense of $7,176, bank service fees of $99,063, professional fees of $81,202, outside commissions of $132,572 and $111,734 of billing fees.

Net Income/(Loss) – Net income/(loss) for the three months ended June 30,  2015 and 2014, totaled $231,668 and ($1,340,023), respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

 Six Months Ended June 30, 2015, compared to the Six Months ended June 30, 2014

Revenue – For the six months ended June 30, 2015, we generated $35,542,838 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.   The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $1,322,321.   For the six months ended June 30, 2014, the Company generated $16,733,006 in electricity revenue and $309,726 from contract cancellation, disconnection fees and late fees.

Cost of Goods Sold and Gross Margin – For the six months ended June 30, 2015, cost of goods sold and gross profit totaled $29,784,538 and $7,080,621, respectively.  Cost of goods sold and gross profit recorded in the six months ended June 30, 2014 were $15,401,402 and $1,641,330.

Operating expenses – Operating expenses for the six months ended June 30, 2015 totaled $5,522,361 consisting primarily of general and administrative expenses of $3,341,696, bank service fees of $267,404, commission expense of $1,202,758, collection fees/sales and verification fees of $37,480, professional fees of $234,735, and $438,288 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the six months ended June 30, 2014 total $2,924,348, consisting primarily of general and administrative expenses of $2,146,073, stock compensation expense of $19,108, bank service fees of $198,435, professional fees of $155,049, outside commission expense of $207,038 and $198,645 of billing fees.

INDEX

Net Income /(Loss) – Net income/(loss) for the six months ended June 30,  2015 and 2014, totaled $582,511 and ($2,377,924), respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At June 30, 2015 and December 31, 2014, our cash totaled $529,359 and $550,342, respectively.  Our principal cash requirements for the quarter ended June 30, 2015, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended June 30, 2015 the primary source of cash was from electricity revenues, $130,000 of funds received in a private placement and $3,100,000 of loan proceeds.   During the quarter ended June 30, 2014, the primary source of cash was from electricity revenues, $40,000 from issuance of investment units, loan proceeds in the amount of $1,500,000 and $1,900,000 from the issuance of Series B Preferred Shares.

General – The Company’s decrease in net cash flow during the first six months of 2015 is attributable to $2,449,313 cash used in operating activities, $165,619 cash used in investing activities which includes $36,625 for the purchase of property and equipment and $2,593,949 provided by financing activity.  In 2014, the net cash change was a result in net cash used by operations of $2,987,102, $236,063 cash used in investing activities which includes $110,786 for the purchase of property and equipment and $3,257,379 provided by financing activity.

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

SUMMER ENERGY HOLDINGS, INC.

Date: August 12, 2015	By: /s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015	/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)