Form 10-Q
period 2015-09-30
SUMMER ENERGY HOLDINGS INC
filed 2015-11-12
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 12, 2015 was 16,017,353.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS
SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 (UNAUDITED)
	September 30 , 2015	December 31, 2014

ASSETS
Current Assets
Cash	$545,185	$550,342
Restricted cash	776,302	582,743
Accounts receivable, net	15,350,007	8,686,913
Related party receivable	130,000	-
Prepaid and other current assets	164,191	856,642

Total current assets	16,965,685	10,676,640

Property and Equipment, net	352,202	473,046

Certificates of Deposit – Restricted	-	15,044

Total assets	$17,317,887	$11,164,730

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$340,906	$302,697
Accrued wholesale power purchased	6,004,899	6,469,098
Accrued expenses	5,004,375	3,757,230
Advance to loan amount note	269,157	1,010,000
Short-term debt, net of debt discount	3,100,000	-

Total current liabilities	14,719,337	11,539,025

Commitments and contingencies	-	-

Stockholders' Equity (Deficit)
Series B Preferred Stock - $.001 par value, 3,000,000 authorized,1,900,000 shares and 1,900,000 shares issued and outstanding at September 30, 2015 and December 31, 2014 respectively	1,900	1,900
Common Stock - $.001 par value, 100,000,000 shares authorized, 15,825,347 and 14,943,426 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	15,825	14,943
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	9,090,723	8,135,134
Accumulated deficit	(6,457,898)	(8,474,272)

Total stockholders’ equity (deficit)	2,598,550	(374,295)

Total liabilities and stockholders' equity (deficit)	$17,317,887	$11,164,730

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Electricity Revenue	$25,551,126	$17,665,118	$62,416,285		$34,707,850

Cost of Goods Sold
Power purchases and balancing/ancillary	12,342,503	9,872,079	28,004,319		18,710,814
Transportation and distribution providers charge	8,103,843	6,626,792	22,226,565		13,189,459

Total cost of goods sold	20,446,346	16,498,871	50,230,884		31,900,273

Gross Profit	5,104,780	1,166,247	12,185,401		2,807,577

General and Administrative	3,106,175	2,210,591	8,792,037		5,134,939

Operating Income/(Loss)	1,998,605	(1,044,344)	3,393,364		(2,327,362)

Other Income (Expense)
Financing costs	(234,884)	(295,067)	(749,445)		(1,287,737)
Interest expense, net	(159,322)	(15,914)	(457,010)		(118,150)

Total other expense	(394,206)	(310,981)	(1,206,455)		(1,405,887)

Net Income/(Loss) Before Income Taxes	1,604,399	(1,355,325)	2,186,909		(3,733,249)

Income Taxes	-	-	-		-

Net Income/(Loss)	$1,604,399	$(1,355,325)	$2,186,909		$(3,733,249)

Series A Preferred shares dividend	-	(53,221)	-		(161,128)
Series B Preferred shares dividend	(57,470)	-	(170,535)		-

Net Income/(Loss) applicable to common shareholders	$1,546,929	$(1,408,546)	$2,016,374	$	(3,894,377)

Net income(Loss) per common share: Basic	$0.10	$(0.10)	$0.13		$(0.27)
Dilutive	$0.10	$(0.10)	$0.13		$(0.27)
Weighted average number of shares: Basic	15,671,201	14,445,106	15,611,650		14,197,394
Dilutive	15,771,745	14,445,106	15,659,853		14,197,394

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014 (UNAUDITED)
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014

Cash Flows from Operating Activities
Net income (loss)	$2,186,909	$(3,733,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Common stock for financing costs	724,995	513,444
Stock compensation expense	74,547	22,685
Interest earned on restricted certificate of deposit	-	(19)
Depreciation of property and equipment	212,188	173,649
Amortization of debt discount	-	774,294
Bad debt expense	1,178,915	522,370
Changes in operating assets and liabilities:
Accounts receivable	(7,972,009)	(5,391,683)
Prepaid and other current assets	692,451	56,908
Accounts payable	38,209	196,537
Accrued wholesale power purchases	(464,199)	1,726,878
Accrued expenses	1,247,145	2,363,511

Net cash (used in) provided by operating activities	(2,080,849)	(2,774,675)

Cash Flows from Investing Activities
Sale (Purchase) of restricted cash	(193,559)	(316,871)
Proceeds from certificate of deposit – restricted	15,044	-
Purchase of property and equipment	(91,344)	(219,130)

Net cash (used in) provided by investing activities	(269,859)	(536,001)

Cash Flows from Financing Activity
Proceeds from note payable	3,100,000	-
Proceeds from advance from loan note	-	1,500,000
Repayment from advance from loan note	(740,843)	(340,000)
Advances related party, net	-	70,000
Payment of dividends in cash on Series B Preferred stock	(143,606)	(22,883)
Proceeds from issuance of Series B Preferred stock	-	1,900,000
Proceeds from issuance of units in a private placement offering	130,000	40,000

Net cash provided by financing activities	2,345,551	3,147,117

Net Change in Cash	(5,157)	(163,559)

Cash at Beginning of Period	550,342	739,966

Cash at End of Period	$545,185	$576,407

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid, net	$457,073	$118,303

Non-Cash Transactions
Common shares issued for Series A dividends	$-	$80,108
Series A Preferred stock called	$-	$826
Series B Preferred stock dividends	$26,929	$104,029

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

NOTE 1 - ORGANIZATION

The unaudited consolidated financial statements include the accounts of Summer Energy Holdings, Inc. and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy of Ohio, LLC (“Summer Ohio) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2015.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our electricity revenue is recognized by our Company upon delivery of electricity to a customer’s meter.  This method of revenue recognition is commonly referred to as the flow method.  The flow method of revenue relies upon the Electric Reliability Council of Texas (“ERCOT”) settlement statements to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.  Electricity revenue consists of proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost.

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

Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of September 30, 2015, were estimated at $8,890,838.

Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of Goods Sold (“COGS”) include electric power purchased and pass through charges from the TDSPs in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.

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

Derivative Instruments
The Company’s business operations require entering into physically settled commodity contracts that meets the definition of a derivative; however the Company has elected "normal purchases and normal sales" exception to avoid derivative accounting and related disclosures. The term is specific to ASC 815-10-15-22. When the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable and is expected to be used in normal course of business. Retail revenues and retail cost of revenues resulting from deliveries of commodities under normal purchase contracts and normal sales contracts are included in earnings at the time of contract settlement.

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

As of September 30, 2015, 750,750 securities have been awarded, net of forfeitures, from the 2012 Stock Option and Stock Award Plan with a remaining unissued balance of 34,250 securities.

NOTE 5 – 2015 STOCK OPTION AND STOCK AWARD PLAN

During the nine months ended September 30, 2015, the Company’s stockholders approved the 2015 Stock Option and Stock Award Plan (“Plan”), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

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

On July 3, 2015, the Company granted stock options to purchase up to 130,000 shares of the Company’s common stock to key employees. The options covering a total of 130,000 shares vest over two years from the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $5,333 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

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

On August 20, 2015, the Company granted stock options to purchase up to 2,500 shares of the Company’s common stock to a key employee. The options covering a total of 2,500 shares vested at the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $103 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On September 15, 2015, the Company granted stock options to purchase up to 5,000 shares of the Company’s common stock to two key employees. The options covering a total of 5,000 shares vested over two years from the date of grant.  The stock options have an exercise

NOTE 5 – 2015 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $226 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On September 15, 2015, the Company granted a total of 31,250 stock options to non-employee members of the Company’s Board of Directors under the 2015 Stock Option and Stock Award Plan as compensation for service on the Company’s Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $1,412 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

As of September 30, 2015, 583,750 securities have been awarded, net of forfeitures, from the 2015 Stock Option and Stock Award Plan with a remaining unissued balance of 916,250 securities.

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

The foregoing is only a brief description of the material terms of the Series B Designation and the offering of the Series B Preferred, and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the full text of the Series B Designation., which is included as Exhibit 3.1 to our Form 8-K filed with the SEC on February 24, 2014.

NOTE 6 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES (CONTINUED)

In accordance with the Series B Designation, dividends due to holders of Series B Preferred may be paid at the option of the holder in shares of the Company’s $0.001 par value common stock valued at the fair market value of such shares of common stock as determined in good faith by the Board of Directors on the record date of the dividend.

During the quarter ended September 2015, one holder who is a member of the Company’s board of directors opted to be paid in common stock as opposed to cash.  Holders of Series B Preferred not electing to be paid dividends with shares of common stock were paid cash dividends.

As of September 30, 2015, the Company had paid $170,535 of cumulative monthly dividends on Series B Preferred Stock.  The one who elected to be paid in shares of the Company’s common stock received 26,929 shares valued at $26,929 and the remaining holders were paid a total of $143,606 in cash.

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

As of September 30, 2015, the number of Warrant Shares vested was 9,763.

NOTE 8 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note with Comerica Bank in the amount of $1,500,000.  The Note had an original maturity date of December 22, 2014, which was extended through February, 22, 2015.  On February 22, 2015, the Advance to Loan Note was increased from $1,500,000 to $1,700,000 and extended again to November 4, 2016, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.” On August 22, 2015, the Advance to Loan Note was renewed and extended until November 4, 2016.  The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

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

During the nine months ended September 30, 2015, the Company issued 724,995 shares of common stock to the Guarantors and recognized $724,995 in financing cost.

NOTE 8 - ADVANCE TO LOAN AMOUNT NOTE (CONINUED)

As of September 30, 2015, the outstanding cash balance of the Advance to Loan Amount Note was $269,157 and $728,000 was utilized for Letters of Credit (Footnote 9), with $702,843 of remaining available credit under the Advance to Loan Amount Note.

NOTE 9 – LETTERS OF CREDIT

During the quarter ended September 30, 2015, the Company secured ten irrevocable stand-by letters of credit totaling $728,000 with a financial institution for the benefit of the Transmission and Distribution Providers (“TDSPs”) that provide transition services to the Company.   The ten letters of credit will expire during the second quarter of 2016 and are subject to automatic extension and renewal provisions.   The ten letters of credit are secured by the Advance to Loan Note (See Footnote 8) in the amount of $728,000 (See Footnote 8).

As of September 30, 2015, none of the letters of credit issued on behalf of the Company were drawn upon.

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

NOTE 11 – PROMISSORY NOTE

On March 12, 2015, the Company issued an unsecured promissory note in the principal amount of $100,000 which also included a five (5) year warrant to purchase 100,000 shares of Common Stock for an exercise price of $1.50 per share in favor of said investor mentioned above (Note 10) (the “Note”). Interest accrues on the Note at a rate of 15% per annum. The Company agreed to make quarterly interest-only payments throughout the term of the Note. The entire unpaid principal balance of the Note, together with any accrued interest and other unpaid charges or fees, is due and payable on or before September 12, 2016. The Company may prepay the Note, in whole or in part, at any time without penalty.

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

As of September 30, 2015, the Company had paid $8,292 in interest on the promissory note and the outstanding balance on the promissory note was $100,000.

NOTE 12 - FINANCING FROM BLACK INK ENERGY LLC

On March 2, 2015, Summer Energy, LLC (the “Borrower”), a wholly owned subsidiary of the Company, entered into a Second Lien Term Loan Agreement (the “Agreement”) with Black Ink Energy, LLC (“BIE”).  Pursuant to the Agreement, BIE agreed to provide a term loan (the “Term Loan”) to the Borrower, and the Borrower agreed to borrow and repay funds loaned by BIE.

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

In connection with the Agreement and the Term Loan, the Company agreed to issue to BIE a warrant (the “Warrant”) to purchase up to 800,000 shares of the Company’s common stock.  The Warrant has a term of ten (10) years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by receiving a net number of shares calculated pursuant to a formula set forth in the Warrant.  The Company agreed to reserve 120% of the number of shares issuable upon the exercise of the Warrant so long as the Warrant is exercisable and outstanding.  Additionally, the Company agreed to grant to the holder piggyback registration rights.

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

During the nine months ended September 30, 2015, the Company had paid $266,250 in interest on the BIE loan and the outstanding balance of the BIE loan was $3,000,000 at September 30, 2015.

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

NOTE 13 - WHOLESALE POWER PURCHASE AGREEMENT (CONTINUED)

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

For the quarter ended September 30, 2015, a total cash of $143,000 had been paid to such individual with a remaining balance due of $13,000.

NOTE 16 – SUBSEQUENT EVENTS

Contingencies

On October 5, 2015, the final installment in the amount of $13,000 paid was by the Company to a former employee in a settlement agreement.   The total amount due under the settlement agreement has been paid in full (See Footnote 15).

Dividends of Series B Preferred Shares

On October 27, 2015, the Company issued 3,058 shares of common stock and paid $16,364 in cash as dividend payments on Series B Preferred Shares relating to the month of October 2015 (See Footnote 6).

Common Shares Issued as Interest on Personal Guaranty

On October 28, 2015, the Company issued 88,950 shares of common stock to the Guarantors of the Advance to Loan Amount as interest due relating to the month of October 2015 (See Footnote 8).

Promissory Note

On October 19, 2015, the Company entered into a Note Conversion Agreement with an investor to convert $100,000 unsecured debt into shares of the Company common stock at a conversion price of $1.00 per share, and the Company is willing to allow such conversion.     As additional consideration for the conversion, the Company issued the investor a five-year warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

The warrant has a relative fair value of $2,925 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

The Company paid $792 interest expense relating to the period of October 1, 2015 through the date of conversion (See Footnote 11).

NOTE 16 – SUBSEQUENT EVENTS (CONTINUED)

Financing From Black Ink Energy, LLC

On October 27, 2015, the Company paid $38,750 of interest relating to the month of October 2015 bringing total interest paid for the calendar year 2015 to $305,000 (See Footnote 12).

2015 Stock Option and Stock Award Plan

On October 26, 2015, the Company granted stock options to purchase up to 5,000 shares of the Company’s common stock to a key employee. The options covering a total of 5,000 shares vested at the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $734 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

Advance to Loan Amount Note and Letters of Credit

During the month of October, 2015, the Company amended four irrevocable stand-by letters of credit with the financial institution for the benefit of a certain Transmission and Distribution Providers (“TDSPs”) that provide transition services to the Company (See Footnote 9).

After amendment, the Company has ten letters of credit secured by the Advance to Loan Note (See Footnote 8) totaling $1,009,000 which will expire during 2016 and are subject to automatic extension and renewal provisions.

NOTE 17 - RELATED PARTY

During the period ended September 30, 2015 the Company has a receivable from a related party of $130,000. The receivable is due on demand, unsecured, and accrues no interest.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 31, 2015.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

Recent Developments

The unaudited consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”), Summer EM Marketing (“Marketing LLC”) and Summer Energy of Ohio, LLC (“Summer Ohio”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

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

Results of Operations

Three Months Ended September 30, 2015, compared to the Three Months ended September 30, 2014

Revenue – For the quarter ended September 30, 2015, we generated $25,551,126 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $2,148,215.  Revenues for the quarter ended September 30, 2014 were $17,665,118 from electricity revenue which includes $518,125 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Profit – For the quarter ended September 30, 2015, cost of goods sold and gross profit totaled $20,446,346 and $5,104,780, respectively.  Cost of goods sold and gross profit recorded in the quarter ended September 30, 2014 were $16,498,871 and $1,166,247, respectively.

Operating expenses – Operating expenses for the quarter ended September 30, 2015 totaled $3,106,175 consisting primarily of general and administrative expenses of $1,858,717, stock compensation of $61,431, bank service fees of $152,953, professional fees of $38,136, outside commissions of $748,337 and $246,601 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended September 30, 2014 totaled $2,210,591, consisting primarily of general and administrative expenses of $1,363,313, stock compensation of $3,577, bank service fees of $136,539, professional fees of $34,270, outside commissions of $525,865 and $145,027 of billing fees.

Net Income/(Loss) – Net income/(loss) for the quarter ended September 30, 2015 and 2014, totaled $1,604,399 and $(1,355,325), respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Nine Months Ended September 30, 2015, compared to the Nine Months ended September 30, 2014

Revenue – For the nine months ended September 30, 2015, we generated $62,416,285 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $3,470,536.   For the nine months ended September 30, 2014, the Company generated $34,707,850 in electricity revenue which includes $827,851 from contract cancellation fees, disconnection fees and late fees.

Cost of Goods Sold and Gross Profit – For the nine months ended September 30, 2015, cost of goods sold and gross profit totaled $50,230,884 and $12,185,401, respectively.  Cost of goods sold and gross profit recorded in the nine months ended September 30, 2014 were $31,900,273 and $2,807,577, respectively.

Operating expenses – Operating expenses for the nine months ended September 30, 2015 totaled $8,792,037, consisting primarily of general and administrative expenses of $5,229,103, stock compensation of $74,547, bank service fees of $ 420,357, professional fees of $272,871, outside commission expense of $1,951,096, litigation settlement of $163,500, and $680,563 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the nine months ended September 30, 2014 totaled $5,134,939, consisting primarily of general and administrative expenses of $3,511,386, stock compensation of $22,685, bank service fees of $334,974, professional fees of $189,318, outside commission expense of $732,903 and $343,673 of billing fees.

Net Income/(Loss) – Net income/(loss) for the nine months ended September 30, 2015 and 2014, totaled $2,186,909 and $(3,733,249), respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At September 30, 2015 and December 31, 2014, our cash totaled $545,185 and $550,342, respectively.  Our principal cash requirements for the quarter ended September 30, 2015, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the nine months ended September 30, 2015, the primary source of cash was from electricity revenues, $130,000 of capital raised pursuant to private placements of common stock and warrants and $3,100,000 in financing.  During the quarter ended September 30, 2014, the primary source of cash was from electricity revenues.

General – The Company’s decrease in net cash flow during the first nine months of 2015 is attributable to $2,080,849 cash used by operating activities, $269,859, cash used in investing activities which includes $91,344 for the purchase of property and equipment and $2,345,551 provided by financing activity.  In 2014, the Company’s net cash decrease resulted from cash used by operations of $2,774,675, net cash used in investing activities of $536,001 which includes $219,130 for the purchase of property and equipment and $3,147,117 provided by financing activity.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2015, the Company entered into a Note Conversion Agreement with an investor, pursuant to which the investor converted the principal amount, $100,000, of a promissory note issued by the Company on March 12, 2015 (the “Note”) into 100,000 shares (the “Shares”) of the Company’s common stock.  As additional consideration for the conversion, the Company issued the investor a warrant to purchase 50,000 shares of the Company’s common stock with an exercise price of $2.00 per share (the “Warrant”).

The Shares and Warrant issued in connection with the conversion of the Note were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”), based upon the following: (a) there was no public offering or general solicitation with respect to the offering of such shares, (b) the investor had access to materials and other information with respect to the Company, (c) the investor represented and warranted that he is an “accredited investor,” and (d) the investor acknowledged that the shares of the Company’s common stock were being acquired for investment intent and constitute “restricted securities” for purposes of the Securities Act, and agreed to transfer such securities only in a transaction registered under the Securities Act or exempt from registration under the Securities Act.

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

SUMMER ENERGY HOLDINGS, INC.
Date: November 12, 2015	By: /s/ Neil M. Leibman
Neil M. Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015
/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)