Form 10-K
period 2015-12-31
SUMMER ENERGY HOLDINGS INC
filed 2016-03-30
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015.
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
(713) 375-2790
(Registrant's telephone number, including area code)
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:
Common Stock, $0.001 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                             Accelerated filer  ☐
Non-accelerated filer  ☐                                         Smaller reporting company  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]
The aggregate market value of the registrant's common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $8,676,409 (based on the average bid price of the common stock on that date). For this purpose, shares of common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
As of March 29, 2016, the registrant had 16,525,772 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2016 Annual Meeting of Stockholders to be filed on or before April 29, 2016.

SUMMER ENERGY HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

Cautionary Note Regarding Forward-Looking Statements
From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K (this "Annual Report"), which are deemed to be "forward-looking" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that concern matters that involve risks and uncertainties which could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") and are based on our beliefs as well as assumptions made by us using information currently available. All statements other than statements of historical fact contained in this Annual Report, including statements regarding future events, our future financial performance, our future business strategy and the plans and objectives of management for future operations, are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "will," "should" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report, any exhibits to this Annual Report and other public statements we make. Such factors are set forth in the "Business" section, the "Risk Factors" section, the "Legal Proceedings" section, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other sections of this Annual Report, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law.
PART I
ITEM 1.	BUSINESS.
Introduction
Summer Energy Holdings, Inc. (including our subsidiaries, Summer Energy, LLC ("Summer LLC"), Summer Energy of Ohio ("Summer Ohio") and Summer EM Marketing, LLC ("Marketing LLC")), are referred to collectively in this Annual Report, as the "Company," "Summer Energy," "we," "our" and "us".   The Company's primary business operations are conducted through Summer LLC, our wholly-owned subsidiary.  Summer LLC is a Texas limited liability company that has been licensed within the State of Texas as a Retail Electric Provider ("REP") by the Public Utility Commission of Texas ("PUCT").  As stated above, references to the "Company," the "Registrant," "we," our," and "us" or similar terms, refer to Summer Energy Holdings, Inc. (f/k/a Castwell Precast Corporation), and its predecessors and its subsidiaries (including Summer LLC), except where the context makes clear that the reference is only to Summer LLC.
For more information on the Company and our products and services, please see the information set forth below or visit our website at www.summerenergy.com. The inclusion of our internet address in this Annual Report does not include or incorporate by reference into this Annual Report any information on our website. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and other filings with the Securities and Exchange Commission (the "SEC") are generally available through the EDGAR system maintained by the SEC at www.sec.gov.

Description of Our Company and Predecessor

The Company was incorporated in the State of Nevada under the name Castwell Precast Corporation on March 25, 2005.  On March 27, 2012, the Company (f/k/a Castwell Precast Corporation), closed the transaction (the "Transaction") contemplated by that certain Agreement and Plan of Contribution entered into on January 17, 2012 among the Company, Summer LLC, and the individual members of Summer LLC.  A copy of the Contribution Agreement was filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 19, 2012, and the description contained herein of the terms of the Contribution Agreement is qualified in its entirety by reference to the provisions thereof.  Further, a more complete description of the Transaction is set forth in the Company's Current Report on Form 8-K dated March 30, 2012.  Prior to the consummation of the Transaction, the Company's principal business activity, carried out entirely through its wholly-owned subsidiary Castwell Precast Inc., was the manufacture and installation of decorative window wells made from precast concrete.  Castwell Precast Inc. was incorporated in the State of Utah on March 24, 2005.  The Company ceased the business of manufacturing and installing decorative window wells, and currently conducts the business of purchasing and reselling electric power within the State of Texas through its wholly owned subsidiary Summer LLC.

Overview

Following the Transaction, the Company now carries on, through Summer LLC, the business of an REP in the State of Texas, with head offices located at 800 Bering Drive, Suite 260, Houston, Texas 77057.  The Company's telephone number is (713) 375-2790, its fax number is (713) 375-2794, and its website is www.summerenergy.com.  The information accessible through the Company's website does not constitute part of, and is not incorporated by reference into, this Annual Report.

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

We offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary targets are small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management's existing, historical relationships.  Residential customers are a secondary target market.  At this time, a majority of our customers are located in the Houston and Dallas-Fort Worth metropolitan areas, although we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

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

As of December 31, 2015, we had 52 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Regulatory Environment and the Texas Retail Electric Market

Deregulation of the wholesale electricity market in Texas began in 1995, enabling independent power generators and/or suppliers to:  (i) establish operations in Texas alongside those of the regulated utilities; and (ii) gain access to the transmission capabilities of the power grid. Additional legislation in 1999 created an integrated marketplace by linking generators, transmission and delivery companies, REPs, and the independent grid operator, which is the Electric Reliability Council of Texas ("ERCOT").  Beginning January 2002, pursuant to Senate Bill 7, Texas electricity consumers had the choice of picking their Retail Electricity Provider, or REP.  As a result of these legislative developments, former integrated utilities were essentially split apart into three business segments: (1) unregulated wholesale power generators; (2) regulated transmission and distribution service providers ("TDSPs"); and (3) unregulated REPs.

In the market, REPs that were spun off from previously integrated utilities are referred to as "affiliated REPs." When affiliated REPs operate in their incumbent markets (an incumbent market refers to those areas previously served by the integrated utility), they are sometimes referred to as "incumbent REPs."  Incumbent REPs are subject to restrictions on their ability to compete on price in their incumbent markets in order to foster competition.  The two largest affiliated REPs in Texas are TXU and Reliant Energy, situated in the Dallas/Ft. Worth and Houston areas, respectively.

The primary responsibilities of an REP in Texas include customer account initiation and termination, energy supply management and scheduling, billing/remittance processing, and customer service.  All REPs must be certified by ERCOT to operate within the Texas market.

ERCOT was founded in 1970, and it oversees all aspects of the Texas power grid for the deregulated market.  Under deregulation, ERCOT serves as the Independent System Operator ("ISO") of the power grid and enables REPs, generators, TDSPs, and ultimately customers, to operate in a deregulated marketplace.  ERCOT is responsible for coordinating and monitoring all communications by and between the power generator, the retail electric provider and the TDSP, including customer sign up, meter reading and billing between the end user, power generator and the REP.

Subsequent Legislative Developments in Texas

Following its initial efforts at deregulation, Texas adopted subsequent legislation that: (i)  allowed retail customers situated in the ERCOT region of Texas to choose an REP;  (ii) permitted REPs who are not affiliated with an incumbent utility in a particular market to, with certain exceptions, directly disconnect customers who fail to pay their power bills in a timely manner; and  (iii) removed pricing restrictions otherwise known as "Price to Beat" from Incumbent/affiliated REPs, creating a true deregulated competitive market.

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

Marketing and Sales

The Company is in the process of implementing a multi-tiered marketing and sales strategy.  The short-term emphasis is on controlled growth, utilizing indirect marketing through third-party relationships. Indirect marketing efforts, including the following, allow the Company to facilitate growth while keeping expenses low by avoiding the expense associated with creating and managing a full sales team:

•	Aggregators, Brokers, Consultants - often referred to as "ABC's" in the retail power industry;
•	Affinity Programs - airline miles, credit card points, and participating gift cards;
•	Multifamily Housing Programs - incentivizing property management companies based on referrals to their tenants;
•	Referrals - reaching out to individuals connected to the community and providing incentives for sign-ups; and
•	Charitable Programs - enhancing referral programs and offering customers the chance to donate referral fees to local charitable organizations.

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

Competition and Perceived Competitive Advantages

As more fully set forth under the heading entitled "Risk Factors," the Company faces competition from many competitors who have significantly greater financial resources, well-established brand names, and large, existing installed customer bases. We expect the level of competition to intensify in the future.  There is also significant competition from incumbent, traditional, and new electricity providers which may be better capitalized than the Company.

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

The Company anticipates the addition of new market participants.  Recent entries into the marketplace include single-client companies established for a select number of large electricity users such as refineries or industrial plants.  These new participants' strategy is to focus most of their marketing dollars on high-end users, as they assume the larger customers provide the highest return.   The Company differentiates its strategy by focusing on the small to mid-size customer segment and building lasting relationships through excellent customer service, flexible terms, unique sales techniques, and competitive pricing.

The Company's present management and staff have significant experience working in the Texas retail energy market.  Management and staff also have experience with retail electric providers who operate in Maryland, the District of Columbia and Massachusetts.  We believe management's experience with these entities will contribute to management's ability to market and grow the Company into a successful retail electricity provider in Texas.

Because of management's prior experience, management and staff have developed and maintained strong connections with agents, brokers, property owners and others in the Texas market.  Through these relationships, the Company anticipates building sales momentum.

Intellectual Property

The Company has not applied for any patents or copyrights.  The Company has filed a trademark application for "Summer Energy."  The Company has not spent any significant time since its inception on research and development activities.

Additional Information

As more fully set forth under the heading entitled "Risk Factors," the Company is subject to governmental regulation and will face additional costs in complying with such regulations.  At this time, the Company does not have an estimate of its annual regulatory compliance costs.
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

We depend on key personnel.

For the foreseeable future, our success will depend largely on management's industry knowledge, marketing skills and relationships with key investors, customer bases, and industry leaders. The Company has employment agreements with management and other key personnel.  Should any of these individuals leave the Company, it may have a material adverse effect on our future results of operations.

Recourse to the Company's assets.
Outside of our wholesale contracts, our customer contracts, and our REP certificate, the Company currently has limited assets that are available to satisfy liabilities and other obligations of the Company.  If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company's assets.
We will indemnify Management and the members of the Board of Directors.
These key decision-makers will be entitled to indemnification from the Company except in certain circumstances, as more fully set forth in our Articles of Incorporation, Bylaws and separate indemnification agreements.

Stockholders shall have no right to participate in management of the Company.
Stockholders in the Company will not have the right to participate in the management of the Company or in decisions made by the Management on the Company's behalf.  As a result, stockholders will have almost no control over their investments in the Company or their prospects with respect thereto.
Uncertain economic conditions.
Recent economic events have created uncertainty with respect to the condition of the economy in the United States. Certain economic factors and indicators have suggested that such events have had a substantial negative effect on the economies of the United States and Texas.  Furthermore, several industries have experienced financial difficulties.  In addition, there have been material adverse effects on the world's economies caused by illegal activities in the business and accounting professions resulting in significant declines in the United States equity markets.  Other equity markets have been similarly affected.  It is impossible to determine at this time the long-term effects of these events and conditions on the economy. Any negative change in the general economic conditions could adversely affect the financial condition and our operating results. Unforeseen incidents, such as terrorist attacks, corporate fraud or general weakness in the economy, could have a negative impact on the overall economic state of the market in which we intend to market and utilize our products and services.  The Company may experience difficulty in raising additional capital necessary for expenses and growth, may experience underfunding due to the timing of payments received and due to the seasonality of the Texas market and customer electricity usage.
Adequacy of funds for operations or capital expenditures.
To the extent that the Company's expenses increase, unanticipated expenses arise, or capital expenditures are necessary, and accumulated reserves are insufficient to meet such expenses, the Company may be required to obtain cash advances and additional funds through borrowing or additional equity raises, if available.  Such debt and/or equity raises may have a material negative adverse effect on the Company's profitability.

We are wholly dependent on power generators.

We rely on a limited number of suppliers of wholesale electricity in order to meet our customers' needs. The unavailability of electricity from one or more of our suppliers at times of high demand could have an adverse impact on our financial condition if we are forced to purchase substantial electricity supply in the open market to meet customer demand at a time when energy prices are volatile.

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

Sustained high energy prices and/or ongoing price volatility also creates a risk of increased regulatory and/or legislative intervention, which may limit our flexibility within the deregulated market.  In addition, ERCOT possesses significant regulatory control over our business.  Factors outside of our control may cause ERCOT to change its regulatory structure at any time, which may have an adverse effect upon our business. Additionally, the PUCT may impose rules and regulations that adversely affect the Company's operations, finances and business practices.

The Company believes that competitive markets yield a broad range of innovative prices and service alternatives to consumers and ultimately lead to the most efficient use of resources.  We believe regulatory entities should continue to take actions that encourage competition in the industry, but no assurance can be given that this will be the case. Regulatory and/or legislative intervention could disrupt the relationship in electricity prices, which could impact the Company's results of operations.  The Company's earnings and cash flows may also be adversely affected in any period in which the demand for power significantly varies from forecasted supply, which may occur due to, among other factors, weather events, competition and economic conditions.

Reliance on transmission and distribution service providers ("TDSPs") affiliated with our competitors to perform some functions for our customers.

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

We are dependent on TDSPs for maintenance of the infrastructure through which we deliver electricity to our retail customers. Any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers with our service and could have a material adverse effect on our results of operations, financial condition and cash flow.  Additionally, we are dependent on TDSPs for performing service initiations and changes, and for reading our customers' energy meters. We are required to rely on the TDSPs, or, in some cases, ERCOT, to provide us with our customers' information regarding energy usage, and we may be limited in our ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the TDSPs or ERCOT could have a material adverse effect on our business, results of operations, financial condition, and cash flow.  In addition, any operational problems with our new systems and processes could similarly have a material adverse effect on our business, results of operations, financial condition, and cash flow.  Further, we rely on the TDSPs to properly repair and maintain electrical lines in outages caused by severe weather which may produce a delay in providing service to the Company's customers, which can negatively impact the Company.

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

Our business requires access to sensitive customer data in the ordinary course of business. Examples of sensitive customer data are names, addresses, account information, historical electricity usage, expected patterns of use, payment history, credit bureau data, credit and debit card account numbers, driver's license numbers, social security numbers and bank account information. We may need to provide sensitive customer data to vendors and service providers who require access to this information in order to provide services. It is possible that our security controls over personal data, our training of employees and consultants on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information.  If a significant breach occurred, our reputation may be adversely affected, customer confidence may be diminished, or our business may be subject to legal claims, any of which may contribute to the loss of customers and have a negative impact on the business and/or results of operations.

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

Commitments for future purchase of electricity supply (forward power contracts) are based not only on our expected customer base at a given point in time, but also weather forecasts for the geographical areas in which we operate. We plan to maintain a long position in our forward power contracts (contracted electricity supply purchases are slightly greater than forecasted demand by our customers) to minimize the need to purchase power on the balancing markets at varying market prices. However, fluctuations in actual weather conditions may have an impact on the actual power needs of customers on a given day. Extreme weather conditions may force us to purchase electricity in the balancing market on days when weather is unexpectedly severe, and the pricing for balancing market energy may be significantly higher on such days than the cost of electricity in our existing fixed priced contracts. Unusually mild weather conditions could leave us with excess power which may be sold in the balancing market at a loss if the balancing market price is lower than the Company's cost of electricity in our existing fixed priced contracts.

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

In most markets, our principal competitor may be the local incumbent utility's unregulated affiliates.  These affiliates have the advantage of long-standing relationships with their customers, and they may have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do.  In addition, incumbent utilities have been subject to regulatory oversight, in some cases for close to a century, and thus have a significant amount of experience regarding the regulators' policy preferences as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service.

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

In the event of a default by an REP of its payment obligations to ERCOT, the portion of that obligation that is unrecoverable by ERCOT from the defaulting REP is assumed by the remaining market participants in proportion to each participant's load ratio. As an REP and market participant in ERCOT, we may have to pay a portion of the amount owed to ERCOT should such a default occur, and ERCOT is not successful in recovering such amounts. As an early stage company, any such default of an REP in its obligations to ERCOT could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

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

Risks Related to the Company

We may have contingent liabilities related to the Company's operations prior to the Transaction of which we are not aware and for which we have not adequately provisioned.
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
Furthermore, we are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we are required to document and test our internal control procedures and prepare annual management assessments of the effectiveness of our internal control over financial reporting.  These assessments will need to include disclosure of identified material weaknesses in our internal control over financial reporting.  Testing and maintaining internal control over financial reporting will involve significant costs and could divert management's attention from other matters that are important to our business.  Additionally, we cannot provide any assurances that we will be successful in remediating any deficiencies that may be identified. If we are unable to remediate any such deficiencies or otherwise fail to establish and maintain adequate accounting systems and internal control over financial reporting, or we are unable to recruit, train and retain necessary accounting and finance personnel, we may not be able to accurately and timely prepare our consolidated financial statements and otherwise satisfy our public reporting obligations. Any inaccuracies in our financial statements or other public disclosures (in particular if resulting in the need to restate previously filed financial statements), or delays in our making required SEC filings, could have a material adverse effect on the confidence in our financial reporting, our credibility in the marketplace and the trading price of our common stock.

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
The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets.  Broad market and industry factors may seriously affect the market price of companies' stock, including ours, regardless of actual operating performance.

The Company may not be able to attract the attention of brokerage firms.

Because the Transaction is characterized as a "reverse acquisition," securities analysts of brokerage firms may not provide coverage of the Company.   No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future, should the need arise.
Our common stock may not be eligible for listing on a national securities exchange.
Our common stock is not currently listed on a national securities exchange, and we do not currently meet the initial quantitative listing standards of a national securities exchange. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial qualitative listing standards, that we will be able to maintain any such listing.  Our common stock is currently quoted on the OTC Markets and, until our common stock is listed on a national securities exchange, we expect that it will continue to be eligible and quoted on the OTC Markets, another over-the-counter quotation system, or in the "pink sheets."  In these venues, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock.  In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital in the future.

The Company's common stock may be considered "a penny stock" and may be difficult to sell.

The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock is likely to be less than $5.00 per share and, therefore, may be designated as a "penny stock" according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.
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
This Annual Report contains certain forward-looking statements. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this "Risk Factors" discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in our industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this "Risk Factors" discussion, there can be no assurance that the events predicted in forward-looking statements contained in this Annual Report will, in fact, transpire.  Any negative change in the factors listed above could adversely affect the financial condition and operating results of the Company and its products.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.	PROPERTIES.
We currently lease approximately 6,467 square feet of office space at 800 Bering Drive, Suite 260, Houston, Texas 77057, pursuant to a lease agreement, as amended, that expires on October 31, 2019.
The current base lease payments under the lease are $11,451 per month.  Beginning on November 1, 2016 and through October 31, 2017, the base lease payments will be increased to $12,665 per month, beginning November 1, 2017 through October 31, 2018 the base payments will be increased to $12,934 and beginning November 1, 2018 through October 31, 2019 the base lease payments will increase to $13,203.
The premises are sufficient for the Company's current needs.

ITEM 3.	LEGAL PROCEEDINGS.
On or about November 13, 2014, Rod Danielson, a former employee and current shareholder of the Company initiated an arbitration proceeding with the American Arbitration Association in Houston, Texas seeking payment of $156,000 in contractual severance, plus incidental and consequential damages and attorneys' fees.

On June 2, 2015, the Company entered into a settlement agreement with Mr. Danielson.  The Company agreed to pay Mr. Danielson a total of $156,000 in contractual severance to be paid in six installments, the first installment of $91,000 on June 2, 2015 and five succeeding payments in the amount of $13,000 due on the 5th of each month until the total settlement amount is paid in full. The settlement of $156,000 was paid in full as of December 31, 2015.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is traded on the OTC Markets, OTCQB, under the symbol "SUME." As such, the market for our common stock may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if it were listed on a national exchange.
There is not, nor has there been, an active trading market for our common stock.  The following table presents quarterly information on the high and low sales prices of our common stock through March 30, 2016, and the fiscal years ended December 31, 2015 and 2014, furnished by the OTC Markets.
	High	Low
Fiscal Year Ending December 31, 2016
First Quarter (through March 30, 2016)	$1.40	$1.00

Fiscal Year Ended December 31, 2015
First Quarter	$1.75	$0.20
Second Quarter	$1.55	$0.75
Third Quarter	$1.35	$0.80
Fourth Quarter	$1.35	$1.00

Fiscal Year Ended December 31, 2014
First Quarter	$2.50	$1.70
Second Quarter	$2.45	$.70
Third Quarter	$.88	$.40
Fourth Quarter	$.67	$.40

The high and low sales prices for our common stock on March 29, 2016, as quoted on the OTCQB, were $1.25 and $1.24, respectively.
Holders
On March 28, 2016, we had approximately 115 stockholders of record.
Dividends
We have never paid cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. The future payment of dividends, if any, will be determined by our Board of Directors (the "Board") in light of conditions then existing, including our financial condition and requirements, future prospects, restrictions in financing agreements, business conditions and other factors deemed relevant by the Board.
Repurchases
During the fiscal year ended December 31, 2015, we did not repurchase any of our securities.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides certain information as of December 31, 2015 with respect to our existing equity compensation plans under which shares of our common stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	631,000	1.24	3,000
Equity compensation plans approved by security holders (2):	643,500	1.27	856,500
Equity compensation plans not approved by security holders (3):	2,193,230	1.45	-
Total	3,467,730		859,500

(1)	This plan is the 2012 Stock Option and Stock Award Plan.
(2)   This plan is the 2015 Stock Option and Stock Award Plan.
(3)	From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance based compensation.

ITEM 6.	SELECTED FINANCIAL DATA.
As a smaller reporting company, we are not required to include this information in our Annual Report on Form 10-K.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.
Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company ("Summer LLC") Summer EM Marketing ("Marketing LLC") and Summer Energy of Ohio, LLC ("Summer Ohio") (collectively referred to as the "Company," "we," "our," or "us").

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

Summer Ohio was formed in the State of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio ("PUCO") issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At this time, there is no business activity in the State of Ohio.

Overview
Our wholly owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (REP) in the State of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer retail electricity to commercial and residential customers in designated target markets within the State of Texas.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management's existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

We began delivering electricity to customers in mid-February 2012.

During the year ended 2015, we added thirteen full-time employees to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout Texas.

As of December 31, 2015, we had 52 full-time employees.

Application of Critical Accounting Policies

The SEC defines critical accounting policies as those that are, in management's view, most important to the portrayal of our financial condition and results of operations and most demanding of our judgment. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which were prepared in accordance with accounting principles generally accepted in the U.S., which is referred to as "GAAP." The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to stock-based compensation, customer programs and incentives, bad debts, supply inventories, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:
Revenue Recognition

Our electricity revenue is recognized by our Company upon delivery of electricity to a customer's meter.  This method of revenue recognition is commonly referred to as the flow method.  The flow method of revenue relies upon Electric Reliability Council of Texas ("ERCOT") settlement statements to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.  Electricity revenue consists of proceeds from energy sales, including, pass through charges from the Transmission and Distribution Providers ("TDSPs") billed to the customer at cost.

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour ("kWh") in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Accounts receivable are customer obligations billed at the conclusion of a month's electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer's meter.

Cost of Goods Sold ("COGS") include electric power purchased and pass through charges from the TDSPs in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the Public Utility Commission of Texas (PUCT).

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
Income Taxes
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense. These estimates and assumptions are based on the requirements of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") relating to accounting for uncertainty in income taxes. Our policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.
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
Warrants
The Company's common stock warrants are measured at fair value using the Black-Scholes valuation model which takes into account, as of the measurement date, factors including the current exercise price, the term of the instrument, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the item.
The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management's judgment in its application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto which begin on page F-1 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 2 of our financial statements for a summary of our significant accounting policies.
Results of Operations
Year Ended December 31, 2015, compared to the Year Ended December 31, 2014
Revenue – For the year ended December 31, 2015, the Company generated $81,047,598 in electricity revenue from commercial customers and various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fess and late fees in the amount of $3,764,386.   Electricity revenues for the year ended December 31, 2014 were $49,831,951, including $1,473,566 from contract cancellation fees, disconnection fees and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.  Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Profit – For the year ended December 31, 2015, cost of goods sold and gross profit totaled $65,757,108 and $15,290,490, respectively.  Cost of goods sold and gross profit for the year ended December 31, 2014 totaled $44,017,303 and $5,814,648, respectively.

Operating expenses – Operating expenses for the year ended December 31, 2015, totaled $12,137,902, consisting of general and administrative of $5,691,841, bank services fees of $592,755, collection fees/sales verification fees of $82,900, outside commissions' expense of $2,560,234, professional fees of $319,995, bad debt reserve of $1,975,073 and $915,104 of billing fees.   Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (EDI) providers to handle transactions between us, ERCOT and the TSDP's in order to produce customer bills.

Operating expenses for the year ended December 31, 2014 totaled $7,894,670, consisting of general and administrative expenses of $4,174,085, bank services fess of $489,158, collection fees/sales verification fees of $68,241, outside commissions' expense of $1,195,272, professional fees of $301,771, bad debt expense of $1,137,166 and $528,977 of billing fees.

Net Income/(Loss) – Net income/loss for the years ended December 31, 2015 and 2014, totaled $1,382,064 and $(3,840,170), respectively, primarily due to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

 At December 31, 2015 and 2014, our cash totaled $382,490 and $550,342, respectively.  Our principal cash requirements for the year ended December 31, 2015 and 2014, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition and capital expenditures).  During the year ended December 31, 2015, the primary source of cash was from electricity revenues, $3,100,000 in loan proceeds, and $130,000 from capital raised pursuant to private placements of our common stock and warrants.  During the year ended December 31, 2014, the primary source of cash was from electricity, $1,900,000 from the issuance of Series B Preferred Shares, $1,500,000 in loan proceeds, $652,751 in shareholder advance, and $40,000 from capital raised pursuant to private placements of our common stock and warrants.

General - The Company's decrease in net cash flows during 2015 when compared to the year ended December 31, 2014 is attributable to $2,078,006 cash used in operating activities during the year ended December 31, 2015 and $229,922 cash used in investing activities during that same period including $194,841 used for the purchase of property and equipment and net cash of $2,140,076 provided from financing activities.  These increases in cash expenditures were offset by $130,000 received by the Company from the sale of our common stock and warrants through private placements conducted in 2015.  During the year ended 2014, the Company's cash decrease was attributable to $2,560,519 cash used in operating activities and $494,267 cash used in investing activities during that same period  including $278,909 used for the purchase of property and equipment and net cash of $2,865,162 provided from financing activities.   These increases in cash expenditures were offset by $40,000 received by the Company from the sale of common stock and warrants in a private placement.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business in the upcoming year ending December 31, 2015.  The anticipated source of funds is electricity revenues, lending and capital raised in the upcoming year ending December 31, 2016.

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

Related Party Transactions

On April 18, 2014, four members of the Company's board of directors, Stuart Gaylor, Andrew Bursten, Tom O'Leary and Neil Leibman ("Guarantors") guaranteed an Advance to Loan Note in the amount of $1,500,000.  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company's common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Advance to Loan Amount.

Contractual Obligations, Contingent Liabilities and Commitments
We currently lease approximately 6,467 square feet of office space in Houston, Texas pursuant to a lease agreement, as amended, that expires on October 31, 2019.

The current base lease payments under the lease are $11,451 per month.  Beginning on November 1, 2016 and through October 31, 2017, the base lease payments will be increased to $12,665 per month, beginning November 1, 2017 through October 31, 2018 the base payments will be increased to $12,934 and beginning November 1, 2018 through October 31, 2019 the base lease payments will increase to $13,203.

Rent Period	Monthly Base Rent
09/01/2014 – 08/31/2015	$11,182
09/01/2015 – 08/31/2016	$11,451
09/01/2016 – 10/31/2016	$0
11/01/2016 – 10/31/2017	$12,665
11/01/2017 – 10/31/2018	$12,934
11/01/2018 – 10/31/2019	$13,203

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our "disclosure controls and procedures" as of the end of the period covered by this Annual Report, pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as of the end of the period covered by this Annual Report, were effective.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2015, of our internal control over financial reporting, based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our independent registered public accounting firm pursuant to final rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
 Not applicable.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2016 Annual Meeting of Stockholders ("Proxy Statement"), is hereby incorporated by reference.
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
Houston, TX

We have audited the accompanying consolidated balance sheets of Summer Energy Holdings, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2015. Summer Energy Holdings, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Energy Holdings, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 29, 2016

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2015 AND DECEMBER 31, 2014
	December 31, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$382,490	$550,342
Restricted cash	632,868	582,743
Accounts receivable, net	12,737,133	8,686,913
Prepaid and other current assets	107,364	856,642

Total current assets	13,859,855	10,676,640

Property and Equipment, net	372,512	473,046

Certificates of Deposit – Restricted	-	15,044

Total assets	$14,232,367	$11,164,730

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$357,501	$302,697
Accrued wholesale power purchased	4,730,703	6,469,098
Accrued expenses	3,894,748	3,757,230
Advance to loan	111,057	1,010,000
Short-term debt, net of debt discount	3,000,000	-

Total current liabilities	12,094,009	11,539,025

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit)
Series B Preferred Stock - $.001 par value, 3,000,000 authorized,1,900,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,900	1,900
Common Stock - $.001 par value, 100,000,000 shares authorized, 16,216,619 shares and 14,943,426 issued and outstanding at December 31, 2015 and 2014, respectively	16,216	14,943
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	9,492,454	8,135,134
Accumulated deficit	(7,320,212)	(8,474,272)

Total stockholders' equity (deficit)	2,138,358	(374,295)

Total liabilities and stockholders' equity (deficit)	$14,232,367	$11,164,730

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2015 and 2014

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Revenue	$81,047,598	$49,831,951

Cost of Goods Sold
Power purchases and balancing/ancillary	36,093,015	25,396,337
Transportation and distribution providers charge	29,664,093	18,620,966

Total cost of goods sold	65,757,108	44,017,303

Gross Profit	15,290,490	5,814,648

General and Administrative	(12,137,902)	(7,894,670)

Operating Income/(Loss)	3,152,588	(2,080,022)

Other Income (Expense)
Financing costs	(1,030,623)	(1,544,717)
Interest expense	(608,888)	(215,627)
Interest income	487	196

Total other income (expense)	(1,639,024)	(1,760,148)

Net Income/(Loss) Before Income Taxes	1,513,564	(3,840,170)

Income Taxes	131,500	-

Net Income/(Loss)	1,382,064	(3,840,170)

Series A Preferred shares dividend	-	(34,217)
Series B Preferred shares dividend	(228,004)	(184,379)

Net Income/(Loss) applicable to common shareholders	$1,154,060	$(4,058,766)

Net Income/(Loss) per common share:
Basic	$0.07	$(0.28)
Dilutive	$0.07	$(0.28)
Weighted average number of shares
Basic	15,534,196	14,333,893
Dilutive	15,634,455	14,333,893

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For The Years Ended December 31, 2015 and 2014

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Subscription Receivable	Additional paid in capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2013	13,963,445	$13,963	826,000	$826	-	-	$(52,000)	$5,183,261	$(4,369,613)	$776,437

Vesting of Stock Options and restricted shares associated with the 2012 Stock Option and Award Plan	1,000	1	-	-	-	-	-	29,051	-	29,052

Issuance of Common Stock as dividends on Series A Preferred Shares	80,110	80	-	-	-	-	-	125,924	(80,110)	45,894

Call of Series A Preferred Shares	-	-	(826,000)	(826)	-	-	-	826	-	-

Issuance of Common Stock as interest payment for personal guaranty	759,330	759	-	-	-	-	-	758,571	-	759,330

Issuance of Common Stock associated with a Private Placement Offering	40,000	40	-	-	-	-	-	39,960	-	40,000

Issuance of Series B Preferred shares	-	-	-	-	1,900,000	1,900	-	1,898,100	-	1,900,000

Issuance of Common Stock and cash as dividends on Series B Preferred Shares	99,541	100	-	-	-	-	-	99,441	(184,379)	(84,838)

Net loss	-	-	-	-	-	-	-		(3,840,170)	(3,840,170)

Balance at December 31, 2014	14,943,426	$14,943	-	$-	1,900,000	$1,900	$(52,000)	$8,135,134	$(8,474,272)	$(374,295)

Vesting of Stock Options and restricted shares associated with the 2012 Stock Option and Award Plan	-	-	-	-				13,376		13,376

Vesting of Stock Options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	-				72,021		72,021

Issuance of Common Stock associated with a Private Placement Offering	130,000	130	-	-				129,870		130,000

Conversion of note payable to common stock	100,000	100	-	-				99,900		100,000

Issuance of Common Stock as interest payment for personal guaranty	1,006,171	1,006	-	-				1,005,167		1,006,173

Issuance of Common Stock and cash as dividends on Series B Preferred Shares	37,022	37	-	-				36,986	(228,004)	(190,981)

Net Income									1,382,064	1,382,064

Balance at December 31, 2015	16,216,619	$16,216	-	$-	1,900,000	$1,900	$(52,000)	$9,492,454	$(7,320,212)	$2,138,358

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2015 and 2014
	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Cash Flows from Operating Activities
Net income/(loss)	$1,382,064	$(3,840,170)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Stock compensation expense	85, 397	29,052
Common stock for financing costs	1,006,173	759,330
Interest earned on restricted cash		(19)
Depreciation of property and equipment	295,375	243,847
Amortization of deferred financing costs		785,389
Bad debt expense	1,975,073	1,137,166
Changes in operating assets and liabilities:
Accounts receivable	(6,025,293)	(5,948,334)
Prepaid and other current assets	749,278	(101,343)
Accounts payable	54,804	244,966
Accrued wholesale power purchases	(1,738,395)	2,341,678
Accrued expenses	137,518	1,787,919

Net cash used in operating activities	(2,078,006)	(2,560,519)

Cash Flows from Investing Activities
Purchase of restricted cash	(50,125)	(215,358)
Proceeds (purchase) of certificate of deposit – restricted	15,044	-
Purchase of property and equipment	(194,841)	(278,909)

Net cash used in investing activities	(229,922)	(494,267)

Cash Flows from Financing Activity
Proceeds from notes payable	3,100,000	-
Proceeds from note advance from loan note	-	1,500,000
Proceeds from shareholder advance	-	652,751
Repayment on shareholder advance	-	(652,751)
Repayment on advance from loan note	(898,943)	(490,000)
Payment of dividends in cash on Series B Preferred stock	(190,981)	(84,838)
Proceeds from issuance of Series B Preferred stock	-	1,900,000
Proceeds from issuance of common shares in a private placement, net	130,000	40,000
Net cash provided in financing activities	2,140,076	2,865,162

Net Change in Cash	(167,852)	(189,624)

Cash at Beginning of Period	550,342	739,966

Cash at End of Period	$382,490	$550,342

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid, net	$609,375	$215,596

Non-cash Transactions:
Common shares issued for Series A dividends	$-	$80,110
Series A Preferred stock called	$-	$826
Series B Preferred stock dividends	$37,023	$99,541
Conversion of note payable to common stock	$100,000	-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly owned subsidiaries Summer Energy, LLC ("Summer LLC"), Summer Energy of Ohio ("Summer Ohio") and Summer EM Marketing, LLC ("Marketing LLC") (collectively referred to as the "Company," "we," "us," or "our").  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

On March 27, 2012, Summer LLC became a wholly-owned subsidiary of Summer Energy Holdings, Inc. (previously known as Castwell Precast Corporation) through a reverse acquisition transaction, which resulted in the former members of Summer LLC owning approximately 92.3% of Summer Energy Holdings, Inc.'s outstanding common stock.  The operations of Summer LLC are the Company's sole line of business.  The transaction was treated as a recapitalization of Summer LLC, and Summer LLC (and its historical financial statements) is the continuing entity for financial reporting purposes.

Summer LLC is a retail electric provider in the state of Texas under a license with the Public Utility Commission of Texas ("PUCT").  Summer LLC procures wholesale energy and resells to commercial and residential customers.  Summer LLC was organized on April 6, 2011, under the laws of the state of Texas.

Marketing, LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.

Summer Ohio was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio ("PUCO") issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At December 31 2015, there was no business activity in the State of Ohio

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our electricity revenue is recognized by our Company upon delivery of electricity to a customer's meter.  This method of revenue recognition is commonly referred to as the flow method.  The flow method of revenue relies upon Electric Reliability Council of Texas ("ERCOT") settlement statements to determine the estimated revenue for a given month.  Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.  Electricity revenue consists of proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers ("TDSPs") billed to the customer at cost.

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour ("kWh") in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer's receivable account.  Unbilled accounts as of December 31, 2015 and 2014 were estimated at $8,463,954 and $4,350,713, respectively. Accounts receivable are customer obligations billed at the customer's monthly meter read date for that period's electricity usage and due within 16 days of the date of the invoice. The balances past due are customers subject to a late fee that is assessed on that billing.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUTED)

The Company determines the allowance based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Management has determined that the allowance for doubtful accounts as of December 31, 2015 and 2014 is $1,571,965 and $1,416,335, respectively. Bad debt expense for the years ended December 31, 2015 and 2014 is $1,975,073 and $1,137,166, respectively.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer's meter.

Cost of Goods Sold ("COGS") include electric power purchased and pass through charges from the TDSPs in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.

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

Basic and Diluted Income/(Loss) Per Unit

Basic income/(loss) per share are computed by dividing net loss applicable to the weighted-average number of shares outstanding during the period.  Diluted income per share is determined using the weighted-average number of shares outstanding during the period, adjusted for the dilutive effect of share equivalents, using the treasury method, consisting of shares that might be issued upon exercise of share equivalents.  In periods where losses are reported, the weighted-average number of shares outstanding excludes share equivalents, because their inclusion would be anti-dilutive.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of tax-related assets and liabilities and income tax expense.  These estimates and assumptions are based on the requirements of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") relating to accounting for uncertainty in income taxes.  Our policy is to classify interest and penalties related to unrecognized income tax benefits as a component of income tax expense.
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
Warrants
The Company's common stock warrants are measured at fair value using the Black-Scholes valuation model which takes into account, as of the measurement date, factors including the current exercise price, the term of the instrument, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of
Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash in demand deposit accounts or "noninterest-bearing transaction accounts" which, at times, may exceed federally insured limits.  The Company's management periodically assesses the financial stability of these banks.  The Company has not experienced any losses on such accounts.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term investments and debt instruments with an original maturity of three months or less to be cash equivalents.

Restricted cash represents funds held in escrow for customer deposits in the amount of $632,868 and $582,743 as of December 31, 2015 and 2014, respectively.

The Company holds certificate of deposit in the amount $0 and $15,044 including interest earned, at December 31, 2015 and 2014, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Estimated Lives

Computer software	3 years
Computer hardware	3 years
Furniture and fixtures	3 years
Leasehold improvements	5 years
Website	5 years
Other equipment	7 years

Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

Deferred Financing Costs

The Company's deferred financing costs were amortized over the life of the period of the contract.  Amortization of deferred financing costs as of December 31, 2015 and 2014 were $0 and $785,389.

Derivative Instruments
The Company's business operations require entering into physically settled commodity contracts that meets the definition of a derivative; however the Company has elected "normal purchases and normal sales" exception to avoid derivative accounting and related disclosures. The term is specific to ASC 815-10-15-22. When the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable and is expected to be used in normal course of business. Retail revenues and retail cost of revenues resulting from deliveries of commodities under normal purchase contracts and normal sales contracts are included in earnings at the time of contract settlement.

Recent Pronouncements

The Company is not aware of any new accounting pronouncements that would have a material impact on its consolidated financial statements.

NOTE 3 - INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2015 and 2014 are as follows:
	Current	Deferred	Total

2015
U.S. Federal	30,500	$-	$30,500
States and Local	101,000	-	101,000
Total	$131,500	$-	$131,500

2014
U.S. Federal	$-	$-	$-
States and Local	-	-	-
Total	$-	$-	$-
Actual income tax expense for the years ended December 31, 2015 and 2014 is reconciled from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows:
	2015	2014

Expected tax expense	581,000	(1,306,000)
Reconciling items:
Permanent Differences/Discrete Items	11,500	9,000
Change in Valuation Allowance	(461,000)	1,297,000
Others

Total tax expense	$131,500	$-

NOTE 3 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015 and 2014 are presented below:
	2015	2014

Deferred tax assets:
Net operating loss carryforward - Federal	$1,554,000	$2,131,000
Federal Minimum Tax	30,500	-
Reserve for accounts receivable	534,500	482,000
Organizational costs	11,000	12,000
Accrued expenses	41,500	-
Total gross deferred tax assets	2,171,500	2,625,000
Valuation allowance	(2,103,000)	(2,563,000)
Net deferred tax assets	68,500	62,000

Deferred tax liabilities:
Plant and equipment	(68,500)	(62,000)
Net deferred tax liabilities	(68,500)	(62,000)

Net deferred tax assets	$-	$-
There was a valuation allowance of $2,103,000 and $2,563,000 as of December 31, 2015 and 2014, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management does not believe it is more likely than not the Company will realize the full benefits of these deductible differences at December 31, 2015.
Net operating loss carryforwards attributable to federal was $4,570,000 at December 31, 2015 expires at different dates through 2034.
There is not a provision for material uncertain tax positions for the Company at December 31, 2015 or 2014.
NOTE 4 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the "Series B Designation") with respect to a class of preferred stock designated as Series B Preferred Stock (the "Series B Preferred").   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The "Deemed Original Issue Price" of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an "Agreement" and

NOTE 4 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES (CONTINUED)

collectively the "Agreements") with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,900,000 shares of the Series B Preferred, for an aggregate purchase price of $1,900,000 as of December 31, 2014.  Several members of the Company's board of directors directly or indirectly participated in the offering.

Additional terms, conditions, rights, and privileges of the Series B Preferred include:

Voting:  Each holder of Series B Preferred is entitled to the number of votes equal to the number of shares of the Company's common stock into which such shares of Series B Preferred held by such holder could then be converted.  The initial conversion price is $1.00 per share, and the per-share purchase price was $1.00.  As such, the initial conversion ratio is 1-1.

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

Liquidation. Upon the occurrence of any "Liquidation Event" (including a liquidation of the Company or a sale of the Company), before any distribution or payment will be made to the holders of common stock, the holders of Series B Preferred will be entitled to be paid out of the assets of the Company an amount equal to the amount of cash paid for the shares of Series B Preferred and accumulated but unpaid dividends. The Series B Preferred ranks pari passu with the Series A Preferred Stock with regard to liquidation payments, as well as to any subsequent series of preferred stock.

Redemption. The Company may, at any time, redeem all or a portion of the Series B Preferred upon 20 days' notice at a price of $1.20 per share.

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

In accordance with the Series B Designation, dividends due to holders of Series B Preferred may be paid at the option of the holder in shares of the Company's $0.001 par value common stock valued at the fair market value of such shares of common stock as determined in good faith by the Board of Directors on the record date of the dividend.  On April 10, 2014, several holders of Series B Preferred opted to be paid dividends of common stock as opposed to cash, including members of the Company's board of directors who had directly or indirectly participated in the Series B offering.   Holders of Series B Preferred not electing to be paid dividends with shares of common stock were paid cash dividends.

The holders of outstanding shares of Series B Preferred are entitled to receive, out of funds legally available for the payment of dividends, cumulative monthly dividends at the annual rate of 12% of the Deemed Original Issue Price per share, in preference to and in priority over any dividends with respect to Common Stock.  At the option of the holders of Series B Preferred Stock, dividends may be paid to holders of Series B Preferred Stock in shares of the Company's common stock valued at fair market value of such shares of common stock as determined in good faith by the board of directors.

During the year ended December 31, 2015, the Company had paid $228,004 of cumulative monthly dividends on Series B Preferred Stock.  Certain shareholders elected to be paid in shares of the Company's

NOTE 4 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES (CONTINUED)

common stock shares valued at $37,023 and the remaining holders were paid a total of $190,981 in cash.

NOTE 5 - LETTERS OF CREDIT

During the year ended December 31, 2015, the Company secured ten irrevocable stand-by letters of credit totaling $1,009,000 with a financial institution for the benefit of the Transmission and Distribution Providers ("TDSPs") that provide transition services to the Company.     The ten letters of credit will expire during the second quarter of 2016 and are subject to automatic extension and renewal provisions.   The ten letters of credit are secured by the Advance to Loan Note in the amount of $1,009,000 (See Footnote 6).

As of December 31, 2015, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 6 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note with Comerica Bank in the amount of $1,500,000.  The Note had an original maturity date of December 22, 2014, which was extended through February 22, 2015. On February 22, 2015, the Advance to Loan Amount Note was increased from $1,500,000 to $1,700,000 and extended again to November 4, 2016, with interest thereon at a per annum rate equal to the "Prime Referenced Rate" plus the "Applicable Margin."   The "Prime Referenced Rate" means, for any day, a per annum interest rate which is equal to the "Prime Rate" in effect on such day, but in no event and at no time shall the "Prime Reference Rate" be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   "Prime Rate" means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  "Applicable Margin" means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

Guaranty of the Advance to Loan Amount Note has been made by four members of the Company's board of directors ("Guarantors").  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company's common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Advance to Loan Amount.

During the year ended December 31, 2015, the Company issued 1,006,171 shares of common stock to the Guarantors and recognized $1,006,173 in financing cost, and the balance of the Advance to Loan Amount was $111,057 at year end.

NOTE 7 - FINANCING FROM BLACK INK ENERGY LLC AND ISSUANCE OF WARRANT

On March 2, 2015, Summer Energy, LLC (the "Borrower"), a wholly owned subsidiary of Summer Energy Holdings, Inc. ("SEH"), entered into a Second Lien Term Loan Agreement (the "Agreement") with Black Ink Energy, LLC ("BIE").  Pursuant to the Agreement, BIE agreed to provide a term loan (the "Term Loan") to the Borrower, and the Borrower agreed to borrow and repay funds loaned by BIE.

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

NOTE 7 - FINANCING FROM BLACK INK ENERGY LLC AND ISSUANCE OF WARRANT (CONTINUED)

Additionally, the Borrower agreed to pay to BIE a facility fee.  The facility fee in the amount of $24,450 was expensed immediately as fees occurred to obtain financial resource.

In connection with the Agreement, the Borrower and BIE also entered into a Second Lien Security Agreement (the "Security Agreement"), and SEH and BIE entered into a Second Lien Membership Interest Pledge Agreement (the "Pledge Agreement").  SEH also agreed to issue a warrant (the "Warrant") to purchase up to 800,000 shares of SEH's common stock. The Warrant has a term of ten (10) years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by receiving a net number of shares calculated pursuant to a formula set forth in the Warrant.  SEH agreed to reserve 120% of the number of shares issuable upon the exercise of the Warrant so long as the Warrant is exercisable and outstanding.  Additionally, SEH agreed to grant to the holder piggyback registration rights.
The foregoing description of the Term Loan is qualified in its entirety by reference to the Term Loan Agreement, the Security Agreement, the Pledge Agreement and Warrant , which are found as Exhibits 10.1 – 10.4, respectively, of our 8-K filed on March 5, 2015.
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

During the year ended December 31, 2015, the Company paid interest expense in the amount of $381,250 to BIE.

NOTE 8 – PRIVATE PLACEMENT OFFERING AND ISSUANCE OF WARRANTS

On March 12, 2015, pursuant to a securities purchase agreement (the "Purchase Agreement"), the Company accepted a subscription from an accredited investor to purchase 100,000 Investment Units ("Units"), comprised of common stock and warrants for a purchase price of $1.00 per Unit, resulting in gross proceeds to the Company of $100,000. Each Unit consists of (i) one (1) share of the Company's common stock, par value $0.001 per share, and (ii) a warrant to purchase one (1) share of common stock at an exercise price of $1.50 per share. The Company granted piggyback registration rights to the investor in connection with this investment.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the actual terms of the Purchase Agreement , which is found as Exhibits 10.30 of our 10-K filed on March 31, 2015.

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

On May 7, 2015, the Company accepted a subscription from an accredited investor to purchase a total of one (1) Investment Unit ("Unit") comprised of common stock and warrants for a purchase price of $30,000 per  Unit, for gross proceeds to the Company of $30,000.  Each Unit consists of (i) 30,000 shares of the Company's common stock (the "Common Stock") and (ii) a five (5) year warrant (each a "Warrant" and collectively "Warrants") to purchase 15,000 shares of Common Stock for an exercise price of $1.50 per share

The shares of Common Stock have a relative fair value of $29,385 and the warrant has a relative fair value of $615 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

NOTE 9 – PROMISSORY NOTE, NOTE CONVERSION AGREEMENT AND ISSUANCE OF WARRANT

On March 12, 2015, the Company issued an unsecured promissory note in the principal amount of $100,000 which also included a five (5) year warrant to purchase 100,000 shares of Common Stock for an exercise price of $1.50 per share in favor of said investor mentioned above (Note 8) (the "Note"). Interest accrues on the Note at a rate of 15% per annum. The Company agreed to make quarterly interest-only payments throughout the term of the Note. The entire unpaid principal balance of the Note, together with any accrued interest and other unpaid charges or fees, was due and payable on or before September 12, 2016. The Company may prepay the Note, in whole or in part, at any time without penalty.

The unsecured promissory note had a relative fair value of $92,417 and the warrant has a relative fair value of $7,583 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On October 19, 2015, the Company entered into a Note Conversion Agreement whereby the Note was converted into 100,000 shares of the Company's common stock in full satisfaction of the Company's obligation to repay the debt.   The Company has agreed to issue as additional compensation for converting the debt into common shares a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $2.00 per share.  The conversion warrant has a relative fair value of $2,925 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

As of December 31, 2015, the Company had recorded $9,083 in interest on the Note prior to conversion thereof.

NOTE 10 - MASTER MARKETING AGREEMENT AND ISSUANCE OF RELATED WARRANTS

On March 11, 2014, the Company entered into a Master Marketing Agreement with an entity which provides marketing services. The Marketer is in the business of using its multi-level marketing network to broker the services of electric providers to potential residential customers.

The Company issued a warrant to the Marketer to purchase up to 275,000 shares ("Warrant Shares") of the Company's common stock at an exercise price of $1.00 per share (the "Warrant").   The Warrant has a term of ten (10) years and vests as follows: (i) as to one Warrant Share for each customer introduced by the Marketer that enters into a relationship with Summer LLC in a one year contract; (ii) as to two (2) Warrant Shares for each customer introduced by the Marketer that enters into a contract with Summer LLC with a two (2) year term; and (iii) in the event that the Marketer meets certain other milestones related to the number of customers introduced to the Company by the Marketer, the Warrant becomes exercisable with respect to an additional 75,000 shares of the Company's common stock.

The fair value of the warrants of $46,656 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the warrant of ten years.

As of December 31, 2015, the number of Warrant Shares vested totaled 9,763 and the Master Marketing Agreement has been terminated.

NOTE 11 - WARRANTS

As discussed in Footnotes 7, 8, 9 and 10, the Company has issued warrants to purchase shares of the Company's common stock associated with certain agreements.

Warrant activity for the years ended December 31, 2015 and 2014, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	531,000	$1.50	4.21	$27,929
Warrants granted	295,000	1.03	4.22	47,477
Warrants exercised	-	-	-	-
Warrants cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2014	826,000	$1.33	3.56	$75,406
Warrants granted	1,065,000	1.52	4.19	38,420
Warrants exercised	-	-	-	-
Warrants cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2015	1,891,000	$1.44	3.47	$113,826

Vested at December 31, 2015	1,625,763	$1.51	3.52	$68,826

Exercisable at December 31, 2015	1,625,763	$1.51	3.52	$68,826

NOTE 12 - WHOLESALE POWER PURCHASE AGREEMENT

On April 25, 2014, the Company closed a transaction with DTE Energy Trading, Inc. ("DTE"), with an effective date of April 1, 2014.  As part of the transaction, the Company and DTE entered into an Energy Marketing Agreement for Electric Power (the "Energy Marketing Agreement"). Pursuant to the terms of the Energy Marketing Agreement, the Company agreed to purchase its electric power and associated services requirements from DTE, and DTE agreed to provide the Company with certain credit facilities to assist the Company in the purchase of its electric power and associated service requirements.  The Company also agreed to pay DTE a fixed monthly fee, as well as certain fees based on megawatt hours purchased.  The terms of the Energy Marketing Agreement are governed by the ISDA 2002 Master Agreement, as well as a Schedule and Power Annex thereto (the "2002 Master Agreement").    In conjunction therewith, the Company and DTE also entered into a Credit Agreement, a Security Agreement and a Membership Interest Pledge Agreement.

Pursuant to the Credit Agreement, among other things DTE agreed to (i) provide a guaranty (a "Credit Guaranty") to the Electric Reliability Council of Texas ("ERCOT") for the benefit of the Company, and (ii) provide commodity loans for the purchase of electricity ("Commodity Loans").  Each Commodity Loan and any Credit Guaranty shall bear interest on the outstanding principal amount thereof, from the date such

Commodity Loan or Credit Guaranty is issued until it becomes due or is revoked, respectively, at a rate per annum equal to the Prime Rate (as reported by the Wall Street Journal) plus two percent (2%).  The Company covenanted not to, among other things, (a) merge or consolidate with any other person, (b) acquire all or substantially all of the capital stock or property of another person, (c) create, assume or suffer to exist any lien on any property now owned or hereafter acquired by the Company except for permitted liens (as set forth in the Credit Agreement) or (d) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Credit Agreement).

NOTE 12 - WHOLESALE POWER PURCHASE AGREEMENT (CONTINUED)

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

As part of the transaction, the Company, DTE and BP Energy Company (the Company's prior wholesale energy provider) entered into a Novation Agreement (the "Novation Agreement"), whereby the Company transferred by novation, with an effective novation date of  May 1, 2014, to DTE, and DTE accepted, the rights, liabilities, duties and obligations of the Company under and in respect of each transaction entered into pursuant to that certain Master Power Purchase and Sale Agreement dated as of August 9, 2011, between BP Energy Company and Summer Energy, LLC, thereby effectively terminating the BP Energy Company agreement as of May 1, 2014.

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

NOTE 13 – 2012 STOCK OPTION AND STOCK AWARD PLAN

On January 21, 2015, the Company granted stock options to purchase up to 60,000 shares of the Company's common stock to two key officers. The options covering a total of 60,000 shares vested at the date of grant.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $10,180 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 5 years.   Approximately $10,180 was expensed as of December 31, 2015 with regards to stock options granted to the two key employees.

On April 21, 2015, the Company granted a total of 31,250 stock options to non-employee members of the Company's Board of Directors under the 2012 Stock Option and Stock Award Plan as compensation for service on the Company's Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $1,282 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On May 15, 2015, the Company granted a total of 31,250 stock options to non-employee members of the Company's Board of Directors under the 2012 Stock Option and Stock Award Plan as compensation for service on the Company's Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $1,282 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

As of December 31, 2015, 782,000 securities have been awarded, net of forfeitures, from the 2012 Stock

NOTE 13 – 2012 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

Option and Stock Award Plan with a remaining balance of 3,000 shares.

As of December 31, 2015, the Company had outstanding granted stock options from the 2012 Stock Option and Stock Award Plan, net of forfeitures to purchase 631,000 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2013	360,000	$1.15	8.24	$40,455
Options granted	124,250	1.40	9.52	8,313
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(5,000)	1.50		(205)
Outstanding at December 31, 2014	479,250	$1.22	8.57	$48,563
Options granted	153,750	1.30	9.07	14,026
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(2,000)	1.50		(82)
Outstanding at December 31, 2015	631,000	$1.25	7.93	$62,507

Vested at December 31, 2015	627,500	$1.23	7.93	$62,363

Exercisable at December 31, 2015	627,500	$1.23	7.93	$62,363

NOTE 14 – 2015 STOCK OPTION AND STOCK AWARD PLAN

During the year ended December 31, 2015, the Company's stockholders approved the 2015 Stock Option and Stock Award Plan ("Plan"), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

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

On July 2, 2015, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the Plan.

On July 3, 2015 the Company granted stock options to purchase up to 50,000 shares of the Company's common stock to a certain key officer. The options covering a total of 25,000 shares vested at the date of

NOTE 14 – 2015 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

grant and 25,000 shares vested on January 1, 2016.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $8,483 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On July 3, 2015, the Company granted stock options to purchase up to 260,000 shares of the Company's common stock to key officers. The options covering a total of 260,000 shares vested at the date of grant.  The stock options have an exercise price of $1.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $44,111 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On July 3, 2015, the Company granted stock options to purchase up to 130,000 shares of the Company's common stock to key employees. The options covering a total of 130,000 shares vest over two years from the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $5,333 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On August 6, 2015, the Company granted stock options to purchase up to 105,000 shares of the Company's common stock to key officers. The options covering a total of 105,000 shares vested at the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $4,308 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On August 20, 2015, the Company granted stock options to purchase up to 2,500 shares of the Company's common stock to a key employee. The options covering a total of 2,500 shares vested at the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $103 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On September 15, 2015, the Company granted stock options to purchase up to 5,000 shares of the Company's common stock to two key employees. The options covering a total of 5,000 shares vested over two years from the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $226 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On September 15, 2015, the Company granted a total of 31,250 stock options to non-employee members of the Company's Board of Directors under the 2015 Stock Option and Stock Award Plan as compensation for service on the Company's Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $1,412 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On November 15, 2015, the Company granted a total of 31,250 stock options to non-employee members of the Company's Board of Directors under the 2015 Stock Option and Stock Award Plan as compensation for service on the Company's Board. The director stock options were fully vested on the date of grant, have an

NOTE 14 – 2015 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $8,260 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On November 16, 2015, the Company granted stock options to purchase up to 5,000 shares of the Company's common stock to a key employee. The options covering a total of 5,000 shares vested over two years from the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $697 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On December 11, 2015, the Company granted stock options to purchase up to 20,000 shares of the Company's common stock to two key officers. The options covering a total of 20,000 shares vested at the date of grant.  The stock options have an exercise price of $1.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $4,394 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

On December 14, 2015, the Company granted stock options to purchase up to 3,500 shares of the Company's common stock to a key employee. The options covering a total of 3,500 shares vested over two years from the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $925 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

As of December 31, 2015, 643,500 securities have been awarded, net of forfeitures, from the 2015 Stock Option and Stock Award Plan with a remaining unissued balance of 856,500 securities.

As of December 31, 2015, the Company had outstanding granted stock options from the 2015 Stock Option and Stock Award Plan, net of forfeitures to purchase 643,500 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2014	-	$-	-	-
Options granted	643,500	1.27	9.57	78,574
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2015	643,500	$1.27	9.57	78,574

Vested at December 31, 2015	475,000	$1.19	9.58	71,393

Exercisable at December 31, 2015	475,000	$1.19	9.58	71,393

NOTE 15 – PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated over their estimated useful lives (3 to 7 years) using the straight-line method.  Costs of assets include those capital expenditures which improve the efficiency of the assets or lengthen their useful lives.  Expenditures for maintenance and repairs are charged against income as incurred.  Costs and related accumulated depreciation of assets sold or otherwise retired are removed from accounts, and any resulting gain or loss is reflected in income.  Depreciation expense charged to operations totaled $295,375 for the year ended December 31, 2015 and $243,847 for the year ended December 31, 2014.

As of December 31, 2015, property and equipment consisted of the following:

	December 31, 2015 ($)	December 31, 2014 ($)
Computer software	107,399	105,326
Computer hardware	136,982	113,494
Furniture and fixtures	49,723	49,723
Leasehold improvements	86,714	86,714
Website	723,371	554,091
Other equipment	-	-
Total property and equipment	1,104,189	909,348
Less: Accumulated depreciation	(731,677)	(436,302)
Property and equipment, net	372,512	473,046

NOTE 16 - OPERATING LEASE COMMITMENTS

The Company assumed an operating lease for office space on November 1, 2011, under a non-cancellable lease obligation which expires on August 31, 2016. The Sixth Amendment to the office space lease extended the obligation to October 31, 2019.

Rent Period	Monthly Base Rent
09/01/2014 – 08/31/2015	$11,182
09/01/2015 – 08/31/2016	$11,451
09/01/2016 – 10/31/2016	$0
11/01/2016 – 10/31/2017	$12,665
11/01/2017 – 10/31/2018	$12,934
11/01/2018 – 10/31/2019	$13,203

Future minimum commitments including extension options under all non-cancellable operating lease obligations are as follows:

Contractual Obligations	2016	2017	2018	2019	2020	Total
Operating Leases	$116,945	$152,513	$155,747	$132,035	$0	$557,240

Lease expense for the years ended December 31, 2015 and 2014 totaled $135,268 and $129,925, respectively.

NOTE 17 – CONTINGENCIES

On June 2, 2015, the Company entered into a settlement agreement with a former employee and current shareholder.  The Company agreed to pay such individual a total of $156,000 in contractual severance to be paid in six installments, the first installment of $91,000 on June 2, 2015 and five succeeding payments in the amount of $13,000 due on the 5th of each month until the total settlement amount is paid in full.  The settlement of $156,000 was paid in full as of December 31, 2015.

NOTE 18 – EMPLOYMENT AGREEMENTS

On January 21, 2015, the Company entered into employment agreements with two key employees.  The agreements require total annual base compensation of $290,000 and provide the ability for the key employees to receive certain option or stock grants based on the achievement of performance goals.  The agreements provide an average of six months of severance for Termination Without Cause or Change of Control (each as defined in the employment agreements) totaling $145,000 along with the acceleration and immediate vesting of all unvested stock options, warrants and/or restricted stock granted.  The foregoing summary of the employment agreements is qualified in its entirety by reference to the full context of the agreements which are found as Exhibits 10.1 and 10.2 to our 8-K filing on January 27, 2015.

On June 10, 2015, the Company entered into an employment agreement with a certain key employee.  The agreement requires a total annual base compensation of $140,000 and provides the ability for the key employee to receive certain options or stock grants based on the achievement of performance goals.  The agreement provides an average of six months of severance for Termination Without Cause or Change of Control (each as defined in the employment agreement) totaling $70,000 along with the acceleration and immediate vesting of all unvested stock options, warrants and/or restricted stock granted.  The foregoing summary of the employment agreement is qualified in its entirety by reference to the full context of the agreement which is found as Exhibit 99.1 to our 8-K filing on June 15, 2015.

NOTE 19 - SUBSEQUENT EVENTS

Dividends of Series B Preferred Shares

On January 27, 2016, the Company issued 4,077 shares of common stock and paid $15,288 in cash as dividend payment on Series B Preferred Shares relating to the month of January 2016 (See Footnote 4).

On February 25, 2016, the Company issued 3,813 shares of common stock and paid $14,301 in cash as dividend payment on Series B Preferred Shares relating to the month of February 2016 (See Footnote 4).

On March 24, 2016, the Company issued 3,261 shares of common stock and paid $15,288 in cash as dividend payment on Series B Preferred Shares relating to the month of March 2016 (See Footnote 4).

Advance to Loan Amount Note

During the month of January 2016, the Company made cash payments totaling $50,000 to Comerica Bank (See Footnote 6).

During the month of February 2016, the Company made cash payments totaling $40,000 to Comerica Bank (See Footnote 6).

During the month of March 2016, the Company had made cash payments totaling $21,057 to Comerica Bank (See Footnote 6). The Advance to Loan Amount Note was paid in full as of March 11, 2016.

Commons Shares Issued as Interest on Personal Guaranty

On January 27, 2016, the Company issued 91,312 shares of common stock to the Guarantors of the Advance to Loan Amount as interest due relating to the month of January 2016 (See Footnotes 5 and 6).

On February 25, 2016, the Company issued 97,428 shares of common stock to the Guarantors of the Advance to Loan Amount as interest due relating to the month of February 2016 (See Footnotes 5 and 6).

NOTE 19 - SUBSEQUENT EVENTS (CONTINUED)

On March 24, 2016, the Company issued 109,264 shares of common stock to the Guarantors of the Advance to Loan Amount as interest due relating to the month of March 2016 (See Footnotes 5 and 6).

Letters of Credit

During the month of February 2016, the Company amended four irrevocable stand-by letters of credit with the financial institutions for the benefit of two different Transmission and Distribution Providers ("TDSPs") that provide transmission services to the Company (See Footnote 5).

During the month of February 2016, a certain Transmission and Distribution Providers Trustee release a Letter of Credit back to Comerica Bank (See Footnote 5).

During the month of February 2016, the Company issued DTE Energy Trading, Inc. an irrevocable stand-by letter of credit in the amount of $250,000 with an expiration date of February 11, 2017, secured by the Advance to Loan Note (See Footnote 6).

As of the date these financial statements were issued, the Company has a total of ten letters of credit secured by the Advance to Loan Note (See Footnote 6) totaling $1,343,400 and are subject to automatic extension and renewal provisions.

Financing from Black Ink Energy, LLC

On January 27, 2016, the Company paid $38,750 of interest relating to the month of January 2016.  On February 25, 2016, the Company paid $36,250 of interest relating to the month of February 2016.  On March 29, 2016, the Company paid $38,750 of interest relating to the month of March 2016 bringing the total interest paid for the calendar year 2016 to $113,750 (See Footnote 7).

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

10.29	Form of Warrant issued to Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 5, 2015.
10.30	Form of Securities Purchase Agreement incorporated by reference to Exhibit 10.30 to our Form 10-K filed on March 31, 2015.
10.31
Executive Employment Agreement, effective  June 10, 2015, by and between Summer Energy Holdings, Inc. and Angela Hanley, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on  June 15, 2015.

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
March 30, 2016
By:          /s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer and
Principal Financial Officer
March 30, 2016

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ Neil M. Leibman Neil M. Leibman	Chief Executive Officer (Principal Executive Officer and Director)	March 30, 2016
/s/ Jaleea P. George Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 30, 2016
/s/ Stuart C. Gaylor Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	March 30, 2016
/s/ Tom D. O'Leary Tom D. O'Leary	Director	March 30, 2016
/s/ Jefferey Mace Meeks Jefferey Mace Meeks	Director	March 30, 2016
/s/ Andrew Bursten Andrew Bursten	Director	March 30, 2016
/s/ James P. Stapleton James P. Stapleton	Director	March 30, 2016