Form 10-Q
period 2016-03-31
SUMMER ENERGY HOLDINGS INC
filed 2016-05-12
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(713) 375-2790
(Issuer's telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer                   ☐
Non-accelerated filer   ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐ No ☑.

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of May 10, 2016 was 17,074,737.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2016 AND DECEMBER 31, 2015 (UNAUDITED)
	March 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$471,679	$382,490
Restricted cash	715,551	632,868
Accounts receivable, net	13,454,274	12,737,133
Prepaid and other current assets	139,710	107,364

Total current assets	14,781,214	13,859,855

Property and Equipment, net	357,129	372,512

Total assets	$15,138,343	$14,232,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$347,124	$357,501
Accrued wholesale power purchased	5,004,912	4,730,703
Accrued expenses	3,346,689	3,894,748
Advance to loan amount note	-	111,057
Short-term debt, net of debt discount	3,000,000	3,000,000

Total current liabilities	11,698,725	12,094,009

Long-Term Liabilities
Long-term debt, net of debt discount and current portion	-	-

Total long-term liabilities	-	-

Total liabilities	11,698,725	12,094,009

Stockholders' Equity
Series B Preferred Stock - $.001 par value, 3,000,000 authorized, 1,900,000 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively	1,900	1,900
Common Stock - $.001 par value, 100,000,000 shares authorized, 16,525,772 and 16,216,619 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	16,526	16,216
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	9,809,618	9,492,454
Accumulated deficit	(6,336,426)	(7,320,212)

Total stockholders' equity	3,439,618	2,138,358

Total liabilities and stockholders' equity	$15,138,343	$14,232,367

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Electricity Revenue	$19,656,709	$16,720,503

Cost of Goods Sold
Power purchases and balancing/ancillary	7,880,444	6,958,126
Transportation and distribution providers charge	7,375,825	6,344,211

Total cost of goods sold	15,256,269	13,302,337

Gross Profit	4,400,440	3,418,166

General and Administrative	2,910,856	2,670,998

Operating Income/(Loss)	1,489,584	747,168

Other Income (Expense)
Financing costs	(298,006)	(262,365)
Interest expense	(151,006)	(134,023)
Interest income	61	63

Total other income (expense)	(448,951)	(396,325)

Net Income/(Loss) Before Income Taxes	1,040,633	350,843

Income Taxes	-	-

Net Income/(Loss)	$1,040,633	$350,843

Series B Preferred shares dividend	(56,847)	(56,221)

Net Income/(Loss) applicable to common shareholders	$983,786	$294,622

Net income(Loss) per common share: Basic	$0.06	$0.02
Dilutive	$0.06	$0.02
Weighted average number of shares: Basic	16,332,573	15,051,718
Dilutive	16,477,333	15,051,718

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND MARCH 31, 2015 (UNAUDITED)
	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Cash Flows from Operating Activities
Net Income/(Loss)	$1,040,633	$350,843
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Common stock for services	7,500	11,373
Common stock for financing cost	298,006	237,915
Interest earned on restricted certificate of deposit	-	(15)
Depreciation of property and equipment	65,995	70,583
Amortization of debt discount	-	24,480
Bad debt expense	433,134	334,410
Changes in operating assets and liabilities:
Accounts receivable	(1,150,275)	(1,909,323)
Prepaid and other current assets	(32,346)	172,422
Accounts payable	(10,377)	83,467
Accrued wholesale power purchases	274,209	(2,837,131)
Accrued expenses	(548,059)	474,921

Net cash provided by (used in) operating activities	378,420	(2,986,055)

Cash Flows from Investing Activities
Sale (Purchase) of restricted cash	(82,683)	(27,188)
Purchase of property and equipment	(50,612)	(10,175)

Net cash provided by (used in) investing activities	(133,295)	(37,363)

Cash Flows from Financing
Proceeds from note payable	-	3,075,550
Repayment on note payable	(111,057)	(25,000)
Dividends on Series B preferred stock	(44,879)	(47,343)
Proceeds from issuance of common shares in a private placement	-	100,000

Net cash provided by (used in) financing activities	(155,936)	3,103,207

Net Change in Cash	89,189	79,789

Cash at Beginning of Period	382,490	550,342

Cash at End of Period	$471,679	$630,131

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$151, 006	$134,023

Non-Cash Transactions:
Issuance of common stock for dividend payable on Series B preferred stock	$11,968	$8,878

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

NOTE 1 – ORGANIZATION

The unaudited consolidated financial statements include the accounts of Summer Energy Holdings, Inc. and its wholly-owned subsidiaries Summer Energy, LLC ("Summer LLC"), Summer EM Marketing, LLC ("Marketing LLC") and Summer Energy of Ohio, LLC ("Summer Ohio) (collectively referred to as the "Company," "we," "us," or "our").  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

Summer LLC is a retail electric provider in the State of Texas under a license with the Public Utility Commission of Texas ("PUCT").  Summer LLC procures wholesale energy and resells it to commercial and residential customers.  Summer LLC was organized on April 6, 2011, under the laws of the state of Texas.  The operations of Summer LLC are the Company's sole line of business.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2016.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour ("kWh") in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of March 31, 2016, were estimated at $9,723,193.

Accounts receivable are customer obligations billed at the customer's monthly meter read date for that period's electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer's meter.

Cost of Goods Sold ("COGS") include electric power purchased and pass through charges from the TDSP's in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.

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

NOTE 4 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the "Series B Designation") with respect to a class of preferred stock designated as Series B Preferred Stock (the "Series B Preferred").   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The "Deemed Original Issue Price" of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the board of directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are payable in cash or by the issuance of common stock ten (10) days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an "Agreement" and collectively the "Agreements") with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,900,000 shares of the Series B Preferred, for an aggregate purchase price of $1,900,000.  Several members of the Company's board of directors directly or indirectly participated in the offering.

NOTE 4 – PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES (CONTINUED)

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

During the quarter ended March 31, 2016, the Company had paid $56,847 of cumulative monthly dividends on Series B Preferred Stock.  Certain shareholders elected to be paid in shares of the Company's common stock shares valued at $11,968 and the remaining holders were paid a total of $44,879 in cash.

NOTE 5 - LETTERS OF CREDIT

As of March 31, 2016, the Company secured eleven irrevocable stand-by letters of credit totaling $1,343,400 with a financial institution for the benefit of the Transmission and Distribution Providers ("TDSPs") that provide transition services to the Company.     The eleven letters of credit will expire during the second quarter of 2016 and are subject to automatic extension and renewal provisions.   The eleven letters of credit are secured by the Advance to Loan Amount Note in the amount of $1,343,000 (See Footnote 6).

As of March 31, 2016, none of the letters of credit issued on behalf of the Company were drawn upon.

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

During the quarter ended March 31, 2016, the Company issued 298,004 shares of common stock to the Guarantors and recognized $298,006 in financing cost, and the balance of the Advance to Loan Amount was zero at March 31, 2016.

NOTE 7 - FINANCING FROM BLACK INK ENERGY LLC

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

In connection with the March 2, 2015 Agreement, the Borrower and BIE also entered into a Second Lien Security Agreement (the "Security Agreement"), and SEH and BIE entered into a Second Lien Membership Interest Pledge Agreement (the "Pledge Agreement").  SEH also agreed to issue a warrant (the "Warrant") to purchase up to 800,000 shares of SEH's common stock. The Warrant has a term of ten (10) years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by

NOTE 7 - FINANCING FROM BLACK INK ENERGY LLC (CONTINUED)

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

During the quarter ended March 31, 2016, the Company paid interest expense in the amount of $113,750 to BIE.

NOTE 8 –  WARRANTS

The Company has issued warrants to purchase shares of the Company's common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

No new warrants were issued or vested during the quarter ended March 31, 2016.

As of March 31, 2016, the outstanding number of warrants to purchase the Company's common stock was 1,891,000 of which 1,625,763 were vested.

NOTE 9 - WHOLESALE POWER PURCHASE AGREEMENT

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

NOTE 10 – 2012 STOCK OPTION AND STOCK AWARD PLAN

As of March 31, 2016, 782,000 securities have been awarded, net of forfeitures, from the 2012 Stock Option and Stock Award Plan with a remaining unissued balance of 3,000 securities.

No new securities have been awarded during the quarter ended March 31, 2016.

The Company recorded stock compensation expense of $21 for vesting of prior year issued options during the quarter ended March 31, 2016, and there remains approximately $10 to be vested.

NOTE 11 – 2015 STOCK OPTION AND STOCK AWARD PLAN

As of March 31, 2016, 669,750 securities have been awarded, net of forfeitures, from the 2015 Stock Option and Stock Award Plan with a remaining unissued balance of 830,250 securities.

On March 31, 2016, the Company granted a total of 31,250 stock options to non-employee members of the Company's Board of Directors under the 2015 Stock Option and Stock Award Plan as compensation for service on the Company's Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $6,533 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

The Company recorded stock compensation expense of $946 for vesting of prior year issued options during the quarter ended March 31, 2016, and there remains approximately $4,700 to be vested.

NOTE 12 – SUBSEQUENT EVENTS

Dividends of Series B Preferred Shares

On April 28, 2016, the Company issued 3,587 shares of common stock and paid $14,795 in cash as dividend payments on Series B Preferred Shares relating to the month of April, 2016 (See Footnote 4).

Common Shares Issued as Interest on Personal Guaranty

On April 28, 2016, the Company issued 90,832 shares of common stock to the Guarantors of the Advance to Loan Amount (See Footnote 6) as interest due relating to the month of April 2016.

Advance to Loan Amount Note

On April 20, 2016, the Company drew $356,600 on the Advance to Loan Note and has subsequently repaid $70,000.   The outstanding balance of the Advance to Loan Note is currently $286,600.

Securities Purchase Agreements

On April 25, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 227,273 shares of the Company's common stock for an aggregate purchase price of $250,000.

On May 4, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 227,273 shares of the Company's common stock for an aggregate purchase price of $250,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act, and is subject to the safe harbors created by those sections.  Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will" and variations of these words or similar expressions are intended to identify forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict.  Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors.  We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements.

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

Readers should carefully review the risk factors described below under the heading "Risk Factors"  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2015.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

Results of Operations

Quarter Ended March 31, 2016, compared to the Quarter ended March 31, 2015

Revenue – For the quarter ended March 31, 2016, we generated $18,769,166 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $887,543.  Revenues for the quarter ended March 31, 2015 were $ $16,045,008 from electricity revenue and $675,495 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the quarter ended March 31, 2016, cost of goods sold and gross profit totaled $15,256,269 and $4,400,440, respectively.  Cost of goods sold and gross profit recorded in the quarter ended March 31, 2015 were $13,302,337 and $3,418,166, respectively.

Gross Profit – Gross profit for the quarter ended March 31, 2016 totaled $ 4,400,440 compared to $3,418,166 for the quarter ended March 31, 2015.   The Company's increase in gross profit is a result of strategic marketing partnerships and third party sales to both residential and commercial customers.

Operating expenses – Operating expenses for the quarter ended March 31, 2016 totaled $2,910,856, consisting primarily of general and administrative expenses of $1,792,484, stock compensation of $7,500, bank service fees of $150,151, commission expense of $629,451, collection fees/sales and verification fees of $6,642, professional fees of $93,736, and $230,892 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended March 31, 2015 totaled $2,670,998, consisting of general and administrative expenses of $1,556,073, stock compensation expense of $11,373, bank service fees of $132,779, commission expense of $575,200, collection fees/sales and verification fees of $21,307, professional fees of $165,884 and $208,382 of billing fees.

Net Income/(Loss) – Net income/(loss) for the quarter ended March 31, 2016 and 2015, totaled $ 1,040,633 and 350,843, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At March 31, 2016 and December 31, 2015, our cash totaled $471,679 and $382,490, respectively.  Our principal cash requirements for the quarter ended March 31, 2016, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended March 31, 2016, the primary source of cash was from electricity revenues.  During the quarter ended March 31, 2015, the primary source of cash was from electricity revenues, $100,000 of funds received in a private placement and $3,075,550 from notes payable.

General – The Company's increase in net cash flow during the first three months of 2016 is attributable to $378,420 cash provided in operating activities, $133,295 cash used in investing activities which includes $50,612 for the purchase of property and equipment and $155,936 used by financing activity.  In 2015, the net cash increase was a result in net cash used by operations of $2,986,055, $37,363 cash used in investing in investing activities which includes $10,175 for the purchase of property and equipment and $3,103,207 provided by financing activity.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ended December 31, 2016.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "small reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 30, 2016 (the "2015 Form 10-K").  The Risk Factors set forth in the 2015 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2015 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 227,273 shares on the Company's common stock for an aggregate purchase price of $250,000.

On May 4, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 227,273 shares of the Company's common stock for an aggregate purchase price of $250,000.

The common stock was offered to the investors in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder.

Our reliance on Regulation D under the Securities Act was based in part upon written representations made by each investor that: (a) the investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the investor agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption from such registration is available, (c) the investor has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the investor has no need for liquidity in its investment and could afford the complete loss of such investment.  In our reliance upon Rule 506(b) of Regulation D promulgated under the Securities Act, management made the determination, based upon written representations, that such investor was an "accredited investor" as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

* In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed "filed" for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

** Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed "filed" for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMER ENERGY HOLDINGS, INC.

Date: May 12, 2016	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2016		/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)