Form 10-Q
period 2016-06-30
SUMMER ENERGY HOLDINGS INC
filed 2016-08-11
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer                   ☐
Non-accelerated filer   ☐ Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐   No ☑.

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of August 11, 2016 was 20,573,924.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Summer Energy Holdings, Inc.
FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS JUNE 30, 2016 AND DECEMBER 31, 2015 (UNAUDITED)
	June 30 , 2016	December 31, 2015

ASSETS
Current Assets
Cash	$1,330,822	$382,490
Restricted cash	775,143	632,868
Accounts receivable, net	17,076,588	12,737,133
Prepaid and other current assets	129,088	107,364

Total current assets	19,311,641	13,859,855

Property and Equipment, net	324,272	372,512

Deferred financing cost, net	179,888	-

Total assets	$19,815,801	$14,232,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$305,085	$357,501
Accrued wholesale power purchased	6,645,563	4,730,703
Accrued expenses	4,813,737	3,894,748
Advance to loan amount note	-	111,057
Short-term debt, net of debt discount	-	3,000,000

Total current liabilities	11,764,385	12,094,009

Long-Term Liabilities
Long-term debt, net of debt discount	2,500,000	-

Total long-term liabilities	2,500,000	-

Total liabilities	14,264,385	12,094,009

Stockholders' Equity (Deficit)
Series B Preferred Stock - $.001 par value, 3,000,000 authorized, 0 shares and 1,900,000 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively	-	1,900
Common Stock - $.001 par value, 100,000,000 shares authorized, 20,164,833 and 16,216,619 shares issued and outstanding at June 30, 2016 and December 31, 2015 , respectively	20,164	16,216
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	11,760,366	9,492,454
Accumulated deficit	(6,177,114)	(7,320,212)

Total stockholders' equity (deficit)	5,551,416	2,138,358

Total liabilities and stockholders' equity (deficit)	$19,815,801	$14,232,367

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(UNAUDITED)

	For the Three Months Ended June 30, 2016	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015

Electricity Revenue	$22,732,132	$20,144,656	$42,388,840	$36,865,159

Cost of Goods Sold
Power purchases and balancing/ancillary	9,798,187	8,703,690	17,678,631	15,661,816
Transportation and distribution providers charge	9,011,192	7,778,511	16,387,017	14,122,722

Total cost of goods sold	18,809,379	16,482,201	34,065,648	29,784,538

Gross Profit	3,922,753	3,662,455	8,323,192	7,080,621

General and Administrative	3,305,644	2,851,363	6,216,499	5,522,361

Operating Income/(Loss)	617,109	811,092	2,106,693	1,558,260

Other Income (Expense)
Financing costs	(234,981)	(252,196)	(532,987)	(514,561)
Interest expense, net	(158,511)	(163,728)	(309,458)	(297,688)
Litigation Settlement	-	(163,500)	-	(163,500)

Total other income (expense)	(393,492)	(579,424)	(842,445)	(975,749)

Net Income/(Loss) Before Income Taxes	223,617	231,668	1,264,248	582,511

Income Taxes	(11,210)	-	(11,210)	-

Net Income/(Loss)	$212,407	$231,668	$1,253,038	$582,511

Series B Preferred shares dividend	(53,093)	(56,844)	(109,940)	(113,065)

Net Income/(Loss) applicable to common shareholders	$159,314	$174,824	$1,143,098	$469,446

Net income(Loss) per common share: Basic	$0.01	$.01	$0.07	$0.03
Dilutive	$0.01	$.01	$0.07	$0.03
Weighted average number of shares: Basic	17,462,297	15,390,356	16,900,555	15,221,973
Dilutive	17,644,695	15,517,802	17,065,038	15,234,467

See accompanying notes to the consolidated financial statements.

INDEX
SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND JUNE 30, 2015 (UNAUDITED)
	For the Six Months Ended June 30, 2016	For the Six Months Ended June 30, 2015
Cash Flows from Operating Activities
Net Income/(Loss)	$1,253,038	$582,511
Adjustments to reconcile net income/(loss) to net cash provided by (used) in operating activities:
Common stock for financing cost	532,987	490,111
Stock compensation expense	13,827	13,116
Depreciation of property and equipment	114,906	141,532
Bad debt expense	1,088,865	737,303
Changes in operating assets and liabilities:
Accounts receivable	(5,428,320)	(6,248,125)
Prepaid and other current assets	(21,724)	648,826
Accounts payable	(52,415)	184,445
Accrued wholesale power purchases	1,914,860	(919,572)
Accrued expenses	918,989	1,920,540

Net cash provided by (used in) operating activities	335,013	(2,449,313)

Cash Flows from Investing Activities
Sale (Purchase) of restricted cash	(142,275)	(144,038)
Proceeds from certificate of deposit - restricted	-	15,044
Purchase of property and equipment	(66,666)	(36,625)

Net cash used in investing activities	(208,941)	(165,619)

Cash Flows from Financing
Deferred financing costs, net	(179,888)	-
Proceeds from long term notes payable	2,500,000	3,100,000
Repayment on long term notes payable	(3,000,000)	-
Proceeds from advance from loan note	356,600	-
Repayment on advance from loan note	(467,657)	(540,840)
Dividends on Series B preferred stock	(86,795)	(95,211)
Proceeds from issuance of common shares in a private placement	1,700,000	130,000

Net cash provided by financing activities	822,260	2,593,949

Net Change in Cash	948,332	(20,983)

Cash at Beginning of Period	382,490	550,342

Cash at End of Period	$1,330,822	$529,359

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$11,210	$-
Interest paid	$309,601	$297,854

Non-Cash Transactions:
Conversion of Series B preferred stock to common stock	$1,900,000	-
Issuance of common stock for dividend payable on Series B preferred stock	$23,145	$17,854

See accompanying notes to the consolidated financial statements.

INDEX
SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. and its wholly-owned subsidiaries Summer Energy, LLC ("Summer LLC"), Summer EM Marketing, LLC ("Marketing LLC") and Summer Energy of Ohio, LLC ("Summer Ohio") (collectively referred to as the "Company," "we," "us," or "our").  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2016.

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

INDEX

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our  average billing rate per kilowatt hour ("kWh") in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of June 30, 2016, were estimated at $12,529,654.

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

NOTE 4 –SERIES B PREFERRED SHARES

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

INDEX
NOTE 4 –SERIES B PREFERRED SHARES - (CONTINUED)

On June 24, 2016, the Series B Stockholders affirmatively elected to convert all outstanding Series B Shares into shares of Common Stock.  Pursuant to Section 3(b) of that certain Certificate of Designation of Rights, Preferences, Privileges and Restrictions for Series B Preferred Stock (the "Certificate"), each share of Series B Preferred Stock of the Company converted into that number of fully-paid, non-assessable shares of common stock of the Company ("Common Stock") determined by dividing (i) the sum of the Deemed Original Issue Price (as defined in the Certificate) plus all declared and unpaid dividends by (ii) the then-effective Conversion Price (as defined in the Certificate).

During the six months ended June 30, 2016, the Company had paid $109,940 of cumulative monthly dividends on Series B Preferred Stock. Certain shareholders elected to be paid in shares of the Company's common stock valued at $23,145 and the remaining holders were paid a total of $86,795 in cash.

NOTE 5 - LETTERS OF CREDIT

As of June 30, 2016, the Company had nine secured irrevocable stand-by letters of credit totaling $1,258,400 with a financial institution for the benefit of the Transmission and Distribution Providers ("TDSPs") that provide transition services to the Company.     The nine letters of credit renewed during the second quarter of 2016 and are subject to automatic extension and renewal provisions until the second quarter of 2017.

As of June 30, 2016, none of the letters of credit issued on behalf of the Company were drawn upon.

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

In May 2016, the Company released the guarantors from the obligation to guaranty the Advance to Loan Amount Note and stock payments for such guaranty were discontinued as of May 31, 2016.

During the six months ended June 30, 2016, the Company issued 482,158 shares of common stock to the Guarantors and recognized $532,987 in financing cost, and the balance of the Advance to Loan Amount was zero at June 30, 2016.

NOTE 7 – 2012 STOCK OPTION AND STOCK AWARD PLAN

As of June 30, 2016, 780,500 securities have been awarded, net of forfeitures, from the 2012 Stock Option and Stock Award Plan with a remaining unissued balance of 4,500 securities.

The Company recorded stock compensation expense of $31 of vesting of prior year issued options during the six months ended June 30, 2016.

NOTE 8 – 2015 STOCK OPTION AND STOCK AWARD PLAN

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

INDEX

NOTE 8 – 2015 STOCK OPTION AND STOCK AWARD PLAN - (CONTINUED)

On May 16, 2016, the Company granted a total of 31,250 stock options to non-employee members of the Company's Board of Directors under the 2015 Stock Option and Stock Award Plan as compensation for service on the Company's Board. The director stock options were fully vested on the date of grant, have an exercise price of $1.50 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $5,284 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On June 24, 2016, the Company granted stock options to purchase up to 2,500 shares of the Company's common stock to a key employee. The options covering a total of 2,500 shares vest one year after the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $584 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

As of June 30, 2016, 701,000 securities have been awarded, net of forfeitures, from the 2015 Stock Option and Stock Award Plan with a remaining unissued balance of 799,000 securities.

The Company recorded stock compensation expense of $13,796 for the vesting of prior year issued options during the six months ended June 30, 2016, and there remains approximately $4,221 to be vested.

NOTE 9 – PRIVATE PLACEMENT

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

On May 18, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 909,901 shares of the Company's common stock for an aggregate purchase price of $1,000,000.

On May 19, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 181,818 shares of the Company's common stock for an aggregate purchase price of $200,000.

The Company intends to use the proceeds from these investments for general corporate and working capital purposes.

NOTE 10 - FINANCING FROM BLACK INK ENERGY LLC

On March 2, 2015, Summer Energy, LLC (the "Borrower"), a wholly owned subsidiary of Summer Energy Holdings, Inc. ("SEH"), entered into a Second Lien Term Loan Agreement (the "Agreement") with Black Ink Energy, LLC ("BIE").  Pursuant to the Agreement, BIE agreed to provide a term loan (the "Term Loan") to the Borrower, and the Borrower agreed to borrow and repay funds loaned by BIE.

The amount of the Term Loan is Three Million Dollars ($3,000,000), and the loan is not revolving in nature.  Pursuant to the Agreement, any amounts prepaid or repaid may not be re-borrowed by the Borrower.  The maturity date of the loan is September 2, 2016.  The Term Loan bears interest at a rate of 15% per annum, except in the occurrence of an event of default, at which point the default interest rate will be 18%.  Interest is payable in arrears on the last day of each month and on the maturity date of the loan. The Term Loan was not evidenced by a promissory note.

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

The foregoing description of the Term Loan is qualified in its entirety by reference to the Term Loan Agreement, the Security Agreement, the Pledge Agreement and Warrant , which are found as Exhibits 10.1 – 10.4, respectively, to our Form 8-K filed on March 5, 2015.

INDEX
NOTE 10 - FINANCING FROM BLACK INK ENERGY LLC – (CONTINUED)

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

During the six months ended June 30, 2016, the Company paid interest expense in the amount of $227,500 to BIE.

On June 30, 2016, the Term Loan to BIE in the amount $3,000,000 was paid in full and the agreement between the Company and BIE was terminated.

NOTE 11 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

On June 29, 2016, Summer Energy, LLC (the "Borrower"), a wholly-owned subsidiary of Summer Energy Holdings, Inc. ("SEH"), entered into a Loan Agreement (the "Agreement") with Blue Water Capital Funding, LLC ("Blue Water").  Pursuant to the Agreement, Blue Water agreed to provide a revolving loan (the "Loan") to the Borrower, and the Borrower agreed to borrow and repay funds loaned by Blue Water.

The amount of available credit under the Loan is Five Million Dollars ($5,000,000).  The Loan is revolving in nature and is evidenced by a Revolving Promissory Note (the "Note").  The maturity date of the Loan is June 30, 2018.  The Loan will bear interest at a rate of 11% per annum, with a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note.

The proceeds of the Loan may be used by the Borrower to repay indebtedness owed to Black Ink Energy, LLC ("Black Ink"), and for other corporate purposes.  Simultaneous with the closing of the Loan, Borrower paid off all outstanding debt due and owing to Black Ink and Black Ink's security interest in and to the assets of the Borrower and to SEH's ownership interest in Borrower were terminated. (See Footnote 10)

In connection with the Agreement, the Borrower made certain customary representations and warranties, and agreed that while the Loan amount remains outstanding, it would not take certain actions, including that it will not incur certain debts (as defined in the Agreement); create, assume, or suffer to exist any lien on any property or asset of the Borrower, except those set forth in and allowed by the Agreement; consolidate or merge with any other entity; or sell, lease, or transfer all or substantially all of the assets of the Borrower.

In connection with the Agreement, the Borrower and Blue Water also entered into a Security Agreement (the "Security Agreement"), and SEH executed a Guaranty (the "Guaranty") in favor of Blue Water.

Security Agreement

Pursuant to the Security Agreement, the Borrower granted to Blue Water a second position security interest in and to the Borrower's collateral, as more fully defined in the Security Agreement, and which includes receivables, equipment, inventory, personal property, other intangibles, and proceeds from any of these, to secure the Borrower's payment of its obligations under the Loan.  The security interest granted to Blue Water is subordinate to a security interest granted to DTE Energy Trading, Inc. ("DTE") pursuant to a credit agreement between the Borrower and DTE dated April 1, 2014.

NOTE 12 – WARRANTS

The Company has issued warrants to purchase shares of the Company's common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

As of June 30, 2016, the outstanding number of warrants to purchase the Company's common stock was 1,891,000 of which 1,625,763 were vested.  No new warrants were issued or vested during the quarter ended June 30, 2016.

INDEX
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

The foregoing description of the transaction with DTE is qualified in its entirety by reference to the transaction documents,  which are found as Exhibits 10.1 – 10.6 to our Form 10-Q filed on May 15, 2014.

NOTE 14 – SUBSEQUENT EVENTS

2012 Stock Option and Stock Award Plan

On August 3, 2016, the Company granted stock options to purchase up to 2,500 shares of the Company's common stock to a key employee. The options covering a total of 2,500 shares vested one year after the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $584 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

Private Placement

On July 29, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 136,364 shares of the Company's common stock for an aggregate purchase price of $150,000.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

On July 29, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 272,727 shares of the Company's common stock for an aggregate purchase price of $300,000.  The Company intends to use the proceeds from this investment for general corporate and working capital purposes.

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

Results of Operations

Three months Ended June 30, 2016, compared to the Three Months ended June 30, 2015

Revenue – For the quarter ended June 30, 2016, we generated $21,614,977 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $1,117,155.  Revenues for the quarter ended June 30, 2015 were $19,497,830 from electricity revenue and $646,826 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended June 30, 2016, cost of goods sold and gross profit totaled $18,809,379 and $3,922,753, respectively.  Cost of goods sold and gross profit recorded in the three months ended June 30, 2015 were $16,482,201 and $3,662,445, respectively. The Company's increase in gross profit is a result of strategic marketing partnerships and third party sales to both residential and commercial customers.

Operating expenses – Operating expenses for the three months ended June 30, 2016 totaled $3,305,644, consisting primarily of general and administrative expenses of $2,154,847, bank service fees of $151,173, commission expense of $679,457, collection fees/sales and verification fees of $17,218, professional fees of $61,006, and $241,943 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the three months ended June 30, 2015 totaled $2,851,363, consisting of general and administrative expenses of $1,774,249, bank service fees of $134,624, commission expense of $627,559, collection fees/sales and verification fees of $16,173, professional fees of $68,851, and $229,907 of billing fees.

Net Income – Net income for the three months ended June 30, 2016 and 2015, totaled $212,407 and $231,668, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Six Months Ended June 30, 2016, compared to the Six Months ended June 30, 2015

Revenue – For the six months ended June 30, 2016, we generated $40,384,142 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.   The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $2,004,698. For the six months ended June 30, 2015, the Company generated $35,542,838 in electricity revenue and $1,322,321 from contract cancellation, disconnection fees and late fees.

Cost of Goods Sold and Gross Margin – For the six months ended June 30, 2016, cost of goods sold and gross profit totaled $34,065,648 and $8,323,192, respectively. Cost of goods sold and gross profit recorded in the six months ended June 30, 2015 were $29,784,538 and $7,080,621.

Operating expenses – Operating expenses for the six months ended June 30, 2016 totaled $6,216,499 consisting primarily of general and administrative expenses of $3,954,831, bank service fees of $301,324, commission expense of $1,308,907, collection fees/sales and verification fees of $23,860, professional fees of $154,742, and $472,835 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the six months ended June 30, 2015 total $5,522,361 consisting primarily of general and administrative expenses of $3,341,696, bank service fees of $267,404, commission expense of $1,202,758, collection fees/sales and verification fees of $37,480, professional fees of $234,735, and $438,288 of billing fees

Net Income – Net income for the six months ended June 30, 2016 and 2015, totaled $1,253,038 and $582,511, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

INDEX

Liquidity and Capital Resources

At June 30, 2016 and December 31, 2015, our cash totaled $1,330,822 and $382,490, respectively.  Our principal cash requirements for the quarter ended June 30, 2016, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended June 30, 2016 the primary source of cash was from electricity revenues, $1,700,000 of funds received in a private placement and $2,856,600 of loan proceeds.   During the quarter ended June 30, 2015, the primary source of cash was from electricity revenues, $130,000 of funds received from private placement, $3,100,000 in loan proceeds.

General – The Company's increase in net cash flow during the first six months of 2016 is attributable to $335,013 cash provided from operating activities, $208,941 cash used in investing activities which includes $66,666 for the purchase of property and equipment and $822,260 provided by financing activity.  In 2015, the net cash decrease was a result in cash used in operating activities of $2,449,313, $165,619 cash used in investing activities which includes $36,625 for the purchase of property and equipment and $2,593,949 provided by financing activity.

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

INDEX
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 29, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 136,364 shares on the Company's common stock for an aggregate purchase price of $150,000.

On July 29, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 272,727 shares of the Company's common stock for an aggregate purchase price of $300,000.

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

SUMMER ENERGY HOLDINGS, INC.

Date: August 11, 2016	By: /s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)