Form 10-Q
period 2016-09-30
SUMMER ENERGY HOLDINGS INC
filed 2016-11-14
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑No .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑No .

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

The number of shares of the issuer's common stock, $0.001 par value, outstanding as of November 13, 2016 was 22,463,424.

Summer Energy Holdings, Inc.
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2016 AND DECEMBER 31, 2015 (UNAUDITED)
	September 30, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$3,293,505	$382,490
Restricted cash	2,059,993	632,868
Accounts receivable, net	19,090,161	12,737,133
Prepaid and other current assets	226,733	107,364

Total current assets	24,670,392	13,859,855

Property and equipment, net	284,224	372,512

Deferred financing, net	157,402	-

Total assets	$25,112,018	$14,232,367

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$491,254	$357,501
Accrued wholesale power purchased	7,851,165	4,730,703
Accrued expenses	5,849,118	3,894,748
Advance to loan amount note	-	111,057
Short-term debt, net of debt discount	-	3,000,000

Total current liabilities	14,191,537	12,094,009

Long-Term Liabilities
Long-term debt, net of debt discount	2,500,000	-
Total long-term liabilities	2,500,000	-
Total liabilities	16,691,537	12,094,009

Stockholders' Equity (Deficit)
Series B Preferred Stock - $.001 par value, 3,000,000 authorized, 0 shares and 1,900,000 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively	-	1,900
Common Stock - $.001 par value, 100,000,000 shares authorized, 22,463,424 and 16,216,619 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	22,463	16,216
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	14,288,924	9,492,454
Accumulated deficit	(5,838,906)	(7,320,212)

Total stockholders' equity (deficit)	8,420,481	2,138,358

Total liabilities and stockholders' equity (deficit)	$25,112,018	$14,232,367

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(UNAUDITED)

	For the Three Months Ended September 30, 2016	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Electricity Revenue	$28,060,468	$25,551,126	$70,449,308	$62,416,285

Cost of Goods Sold
Power purchases and balancing/ancillary	12,937,763	12,342,503	30,616,394	28,004,319
Transportation and distribution providers charge	11,072,847	8,103,843	27,459,864	22,226,565

Total cost of goods sold	24,010,610	20,446,346	58,076,258	50,230,884

Gross Profit	4,049,858	5,104,780	12,373,050	12,185,401

General and Administrative	3,574,276	3,106,175	9,790,775	8,792,037

Operating Income	475,582	1,998,605	2,582,275	3,393,364

Other Income (Expense)
Financing costs	(22,486)	(234,884)	(555,473)	(749,445)
Interest expense, net	(114,888)	(159,322)	(424,346)	(457,010)

Total other expense	(137,374)	(394,206)	(979,819)	(1,206,455)

Net Income Before Income Taxes	338,208	1,604,399	1,602,456	2,186,909

Income Taxes	-	-	(11,210)	-

Net Income	$338,208	$1,604,399	$1,591,246	$2,186,909

Series B Preferred shares dividend	-	(57,470)	(109,940)	(170,535)

Net Income applicable to common shareholders	$338,208	$1,546,929	$1,481,306	$2,016,374
Net income per common share:
Basic	$0.02	$0.10	$0.08	$0.13
Dilutive	$0.02	$0.10	$0.08	$0.13
Weighted average number of shares:
Basic	21,327,337	15,671,201	18,392,364	15,611,650
Dilutive	22,299,604	15,771,745	18,692,566	15,659,853

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND SEPTEMBER 30, 2015 (UNAUDITED)
	For the Nine Months Ended September 30, 2016	For the Nine Months Ended September 30, 2015

Cash Flows from Operating Activities
Net income	$1,591,246	$2,186,909
Adjustments to reconcile net income to net cash used in operating activities:
Common stock issued for financing costs	532,988	724,995
Stock compensation expense	16,234	74,547
Depreciation of property and equipment	158,502	212,188
Bad debt expense	1,572,679	1,178,915
Changes in operating assets and liabilities:
Accounts receivable	(7,925,707)	(7,972,009)
Prepaid and other current assets	(119,369)	692,451
Accounts payable	133,753	38,209
Accrued wholesale power purchases	3,120,462	(464,199)
Accrued expenses	1,954,370	1,247,145

Net cash (used in) provided by operating activities	1,035,158	(2,080,849)

Cash Flows from Investing Activities
Sale (Purchase) of restricted cash	(168,725)	(193,559)
Proceeds from certificate of deposit – restricted	-	15,044
Cash restricted as collateral on letters of credit	(1,258,400)
Purchase of property and equipment	(70,214)	(91,344)

Net cash used in investing activities	(1,497,339)	(269,859)

Cash Flows from Financing Activity
Deferred financing costs, net	(157,402)	-
Proceeds from long term note payable	2,500,000	3,100,000
Repayment on long term notes payable	(3,000,000)	-
Proceeds from advance from loan note	356,600	-
Repayment from advance from loan note	(467,657)	(740,843)
Payment of dividends in cash on Series B Preferred stock	(86,795)	(143,606)
Proceeds from issuance of units in a private placement offering	4,228,450	130,000
	,
Net cash provided by financing activities	3,373,196	2,345,551

Net Change in Cash	2,911,015	(5,157)

Cash at Beginning of Period	382,490	550,342

Cash at End of Period	$3,293,505	$545,185

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$11,210	$-
Interest paid, net	$424,551	$457,073

Non-Cash Transactions
Conversion of Series B Preferred stock to common stock	$1,900,000	$-
Series B Preferred stock dividends	$23,145	$26,929

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)

NOTE 1 – ORGANIZATION

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America ("GAAP") for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission ("SEC") on March 30, 2016.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour ("kWh") in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of September 30, 2016, were estimated at $13,003,866.

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

During the quarter ended September 30, 2016, the Company adjusted the allowance to equal all billed accounts receivables over 90 days plus a percentage for unbilled account receivables based upon the historical collection experience.  The change in the estimate to the allowance had an impact to increase net income $261,000 for the quarter and for the nine months ended September 30, 2016 (77% and by 16%, respectively).  Management has determined that the allowance for doubtful accounts as of September 30, 2016 at $1,324,715.

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

On June 24, 2016, the Series B Stockholders affirmatively elected to convert all outstanding Series B Shares into shares of Common Stock.

NOTE 4 –SERIES B PREFERRED SHARES - (CONTINUED)

During the nine months ended September 30, 2016, the Company had paid $109,940 of cumulative monthly dividends on Series B Preferred Stock. Certain shareholders elected to be paid in shares of the Company's common stock valued at $23,145 and the remaining holders were paid a total of $86,795 in cash.

NOTE 5 - LETTERS OF CREDIT

As of September 30, 2016, the Company had nine secured irrevocable stand-by letters of credit totaling $1,188,200 with a financial institution for the benefit of the Transmission and Distribution Providers ("TDSPs") that provide transition services to the Company.   The nine letters of credit renewed during the third quarter of 2016 and are subject to automatic extension and renewal provisions until the third quarter of 2017.

As of September 30, 2016, none of the letters of credit issued on behalf of the Company were drawn upon.

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

Guaranty of the Advance to Loan Amount Note was made by four members of the Company's board of directors ("Guarantors").  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company's common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Advance to Loan Amount.

In May 2016, the Company released the Guarantors from the obligation to guaranty the Advance to Loan Amount Note and stock payments for such guaranty were discontinued as of May 31, 2016.   The balance of the Advance to Loan Amount was zero as of September 30, 2016.

During the nine months ended September 30, 2016, the Company issued 482,158 shares of common stock to the Guarantors and recognized $532,987 in financing cost.

NOTE 7 – 2012 STOCK OPTION AND STOCK AWARD PLAN

On August 3, 2016, the Company granted stock options to purchase up to 2,500 shares of the Company's common stock to a key employee. The options covering a total of 2,500 shares vest one year after the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $5,344 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.07% (ii) estimated volatility of 172% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

NOTE 7 – 2012 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

As of September 30, 2016, 783,000 securities have been awarded, net of forfeitures, from the 2012 Stock Option and Stock Award Plan with a remaining unissued balance of 2,000 securities.

During the nine months ended September 30, 2016, the Company recorded stock compensation expense of $922 for vesting options issued from the 2012 plan.

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

On September 2, 2016, the Company granted stock options to purchase up to 2,500 shares of the Company's common stock to a key employee. The options covering a total of 2,500 shares vest one year after the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $4,595 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.6% (ii) estimated volatility of 171% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

As of September 30, 2016, 703,500 securities have been awarded, net of forfeitures, from the 2015 Stock Option and Stock Award Plan with a remaining unissued balance of 796,500 securities.

During the nine months ended September 30, 2016, the Company recorded stock compensation expense of $15,312 for vesting options issued from the 2015 plan.

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

NOTE 9 – PRIVATE PLACEMENT (CONTINUED)

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

On August 15, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 49,500 shares of the Company's common stock for an aggregate purchase price of $54,450.

On August 17, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 1,818,812 shares of the Company's common stock for an aggregate purchase price of $2,000,000.

On September 9, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 21,818 shares of the Company's common stock for an aggregate purchase price of $24,000.

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

The amount of the Term Loan was Three Million Dollars ($3,000,000), and the loan is not revolving in nature.  Pursuant to the Agreement, any amounts prepaid or repaid may not be re-borrowed by the Borrower.  The maturity date of the loan was September 2, 2016.  The Term Loan bears interest at a rate of 15% per annum, except in the occurrence of an event of default, at which point the default interest rate will be 18%.  Interest is payable in arrears on the last day of each month and on the maturity date of the loan. The Term Loan was not evidenced by a promissory note.

Pursuant to the Agreement, the Borrower had the option to prepay the loan amount in whole by providing prior notice to BIE and by paying a pre-payment premium of $300,000.

Additionally, the Borrower agreed to pay to BIE a facility fee.  The facility fee in the amount of $24,450 was expensed immediately as fees occurred to obtain financial resource.

In connection with the March 2, 2015 Agreement, the Borrower and BIE also entered into a Second Lien Security Agreement (the "Security Agreement"), and SEH and BIE entered into a Second Lien Membership Interest Pledge Agreement (the "Pledge Agreement").  SEH also issued a warrant (the "Warrant") to purchase up to 800,000 shares of SEH's common stock.

The foregoing description of the Term Loan is qualified in its entirety by reference to the Term Loan Agreement, the Security Agreement, the Pledge Agreement and Warrant, which are found as Exhibits 10.1 – 10.4, respectively, to our Form 8-K filed on March 5, 2015.

The Warrant has a term of ten (10) years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, byreceiving a net number of shares calculated pursuant to a formula set forth in the Warrant.  SEH agreed to reserve 120% of the number of shares issuable upon the exercise of the Warrant so long as the Warrant is exercisable and outstanding.  Additionally, SEH agreed to grant to the holder piggyback registration rights.

The Term Loan had a relative fair value of $2,967,535 and the warrant had a relative fair value of $32,465 at the date of issuance determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

NOTE 10 - FINANCING FROM BLACK INK ENERGY LLC (CONTINUED)

During the nine months ended September 30, 2016, the Company paid interest expense in the amount of $227,500 to BIE.

The Term Loan to BIE in the amount $3,000,000 was paid in full during the second quarter of 2016 and the agreements between the Company and BIE were terminated.

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

The amount of available credit under the Loan is Five Million Dollars ($5,000,000).  The Loan is revolving in nature and is evidenced by a Revolving Promissory Note (the "Note").  The maturity date of the Loan is June 30, 2018.  The Loan will bear interest at a rate of 11% per annum, with a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. The loan balance as of September 30, 2016 is $2,500,000.

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

During the nine months ended September 30, 2016, the Company paid $71,806 in interest to Blue Water.

NOTE 12 – WARRANTS

The Company has issued warrants to purchase shares of the Company's common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

As of September 30, 2016, the outstanding number of warrants to purchase the Company's common stock was 1,891,000 of which 1,625,763 were vested.  No new warrants were issued or vested during the nine months ended September 30, 2016.

NOTE 13 - WHOLESALE POWER PURCHASE AGREEMENT

On April 25, 2014, the Company closed a transaction with DTE Energy Trading, Inc. ("DTE"), with an effective date of April 1, 2014.  As part of the transaction, the Company and DTE entered into an Energy Marketing Agreement for Electric Power (the "Energy Marketing Agreement"). Pursuant to the terms of the Energy Marketing Agreement, the Company agreed to purchase its electric power and associated services requirements from DTE, and DTE agreed to provide the Company with certain credit facilities to assist the Company in the purchase of its electric power and associated service requirements.  The Company also agreed to pay DTE a fixed monthly fee, as well as certain fees based on megawatt hours purchased.  The terms of the Energy Marketing Agreement are governed by the ISDA 2002 Master Agreement, as well as a Schedule and Power

NOTE 13 - WHOLESALE POWER PURCHASE AGREEMENT (CONTINUED)

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

The foregoing description of the transaction with DTE is qualified in its entirety by reference to the transaction documents which are found as Exhibits 10.1 – 10.6 to our Form 10-Q filed on May 15, 2014.

NOTE 14 – RELATED PARTY

On July 22, 2016, the Company advanced $611,424 to a related party for purposes of short-term financing.  Such advances were paid back in full to the Company on August 9, 2016.

As of September 30, 2016, there were no outstanding balances due between the Company and such related party.

NOTE 15 – SUBSEQUENT EVENTS

On October 27, 2016, the Company posted an additional $116,836 cash collateral for the benefit of the Transmissions and Distribution Providers ("TDSPs") that provide transition services to the Company bringing the total cash deposited with the TDSPs to $190,119 and outstanding letters of credit in the amount of $1,188,200 (See Note 5).

On October 13, 2016, the Company granted stock options to purchase up to 100,000 shares of the Company's common stock to a key employee. The options covering a total of 100,000 shares vested immediately on the date of grant.  The stock options have an exercise price of $1.10 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $174,089 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.27% (ii) estimated volatility of 171% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On October 13, 2016, the Company granted stock options to purchase up to 5,000 shares of the Company's common stock to two key employees. The options covering a total of 5,000 shares vest two year after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $8,682 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.27% (ii) estimated volatility of 171% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On October 28, the Company granted a total of 45,000 stock options to non-employee members of the Company's Board of Directors under the 2015 Stock Option and Stock Award Plan as compensation for service on the Company's Board. The director stock options were fully vested on the date of grant, have an exercise price of $2.25 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $77,708 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.33% (ii) estimated volatility of 171% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

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

Recent Developments

The unaudited consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company ("Summer LLC"), Summer EM Marketing, LLC ("Marketing LLC") and Summer Energy of Ohio, LLC ("Summer Ohio") (collectively referred to as the "Company," "we," "our," or "us").

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

Results of Operations

Three Months Ended September 30, 2016, compared to the Three Months ended September 30, 2015

Revenue – For the quarter ended September 30, 2016, we generated $28,060,468 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $1,021,738.  Revenues for the quarter ended September 30, 2015 were $25,551,126 from electricity revenue which includes $2,148,215 from disconnection and late fees.

Cost of Goods Sold and Gross Profit – For the quarter ended September 30, 2016, cost of goods sold and gross profit totaled $24,010,610 and $4,049,858, respectively.  Cost of goods sold and gross profit recorded in the quarter ended September 30, 2015 were $20,446,346 and $5,104,780, respectively.

Operating expenses – Operating expenses for the quarter ended September 30, 2016 totaled $3,574,276 consisting primarily of general and administrative expenses of $2,067,999, stock compensation of $2,407, bank service fees of $183,338, professional fees of $47,434, outside commissions of $1,027,574 and $245,524 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended September 30, 2015 totaled $3,106,175, consisting primarily of general and administrative expenses of $1,858,717, stock compensation of $61,431, bank service fees of $152,953, professional fees of $38,136, outside commissions of $748,337 and $246,601 of billing fees.

Net Income/(Loss) – Net income for the quarter ended September, 2016 and 2015, totaled $338,208 and $1,604,399, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

The three months ended September 2016 compared to the three months ended September 2015 reflect a lower profit margin which is a result of compressed unit margin caused by the competitive pressures in the marketplace and the customer base for the Company has shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.  In addition, weather significantly impacts our residential and small commercial customers and heating and cooling degree days can be used to evaluate the effect of weather on energy usage.  During the three months ended September 2016, revenues were negatively impacted by milder weather during August 2016 when compared to the three months ended September 2015.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial as well as residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Nine Months Ended September 30, 2016, compared to the Nine Months ended September 30, 2015

Revenue – For the nine months ended September 30, 2016, we generated $70,449,308 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $3,026,436.   For the nine months ended September 30, 2015, the Company generated $62,416,285 in electricity revenue which includes $3,470,536 from contract cancellation fees, disconnection fees and late fees.

Cost of Goods Sold and Gross Profit – For the nine months ended September 30, 2016, cost of goods sold and gross profit totaled $58,076,258 and $12,373,050, respectively.  Cost of goods sold and gross profit recorded in the nine months ended September 30, 2015 were $50,230,884 and $12,185,401, respectively.

Operating expenses – Operating expenses for the nine months ended September 30, 2016 totaled $9,790,775, consisting primarily of general and administrative expenses of $6,007,631, bank service fees of $ 484,662, professional fees of $202,176, outside commission expense of $2,336,481, collection fees/sales verification fees $41,466 and $718,359 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the nine months ended September 30, 2015 totaled $8,792,037, consisting primarily of general and administrative expenses of $5,392,603 stock compensation of $74,547, bank service fees of $420,357, professional fees of $272,871, outside commission expense of $1,951,096 and $680,563 of billing fees.

Net Income/(Loss) – Net income for the nine months ended September 30, 2016 and 2015, totaled $1,591,246 and $2,186,909, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

The nine months ended September 2016 compared to the nine months ended September 2015 reflect a lower profit margin which is a result of compressed unit margin  caused by the competitive pressures in the marketplace and the customer base for the Company has shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.  In addition, weather significantly impacts our residential and small commercial customers and heating and cooling degree days can be used to evaluate the effect of weather on energy usage. During the nine months ended September 2016, revenues were negatively impacted by milder weather during August 2016 when compared to the nine months ended September 2015.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial as well as residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Liquidity and Capital Resources

At September 30, 2016 and December 31, 2015, our cash totaled $3,293,505 and $382,490, respectively.  Our principal cash requirements for the quarter ended September 30, 2016, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures. During the nine months ended September 30, 2016, the primary source of cash was from electricity revenues, $4,228,450 of capital raised pursuant to private placements of common stock and $2,500,000 in financing.  During the quarter ended September 30, 2015, the primary source of cash was from electricity revenues. $130,000 of capital raised pursuant to private placements of common stock and warrants and $3,100,000 in financing.

General – The Company's increase in net cash flow during the first nine months of 2016 is attributable to $1,035,158 cash provided by operating activities, $1,497,339, cash used in investing activities which includes $70,214 for the purchase of property and equipment and $3,373,196 provided by financing activity.  In 2015, the Company's net cash decrease resulted from cash used by operations of $2,080,849, net cash used in investing activities of $269,859 which includes $91,344 for the purchase of property and equipment and $2,345,551 provided by financing activity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 9, 2016, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 21,818 shares of the Company's common stock for an aggregate purchase price of $24,000.

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

SUMMER ENERGY HOLDINGS, INC.

Date:	November 14, 2016	By:	/s/ Neil M. Leibman
Neil M. Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2016
/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)