Form 10-K
period 2016-12-31
SUMMER ENERGY HOLDINGS INC
filed 2017-03-30
CIK 1396633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016.
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
Yes [  ] No [X]
The aggregate market value of the registrant's common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $15,896,915 (based on the average bid price of the common stock on that date). For this purpose, shares of common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its common stock.
As of March 29, 2017, the registrant had 22,463,224 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.
Part III incorporates by reference certain information from the registrant's definitive proxy statement (the "Proxy Statement") for the 2017 Annual Meeting of Stockholders to be filed on or before April 28, 2017.

SUMMER ENERGY HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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
Introduction
Summer Energy Holdings, Inc. (including our subsidiaries, Summer Energy, LLC ("Summer LLC"), Summer Energy of Ohio ("Summer Ohio") and Summer EM Marketing, LLC ("Marketing LLC"), are referred to collectively in this Annual Report, as the "Company," "Summer Energy," "we," "our" and "us").   The Company's primary business operations are conducted through Summer LLC, our wholly-owned subsidiary.  Summer LLC is a Texas limited liability company that has been licensed within the State of Texas as a Retail Electric Provider ("REP") by the Public Utility Commission of Texas ("PUCT").  As stated above, references to the "Company," the "Registrant," "we," our," and "us" or similar terms, refer to Summer Energy Holdings, Inc. (f/k/a Castwell Precast Corporation), and its predecessors and its subsidiaries (including Summer LLC), except where the context makes clear that the reference is only to Summer LLC.
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

As of December 31, 2016, we had 62 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

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
In General

Risks Factors Related to Our Business and Industry

We have a relatively limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in a relatively early stage of development. We may not successfully address the usual and ordinary risks and uncertainties associated with being an early stage company or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate in the future. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services.  These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, and inadequate sales and marketing. Our failure to meet any of these conditions would have a material adverse effect upon us and may force us to reduce or curtail our operations. No assurance can be given that we will operate profitably.  Even though we are being managed by individuals with significant industry experience, our limited operating history makes it difficult to predict the long-term success of our business model.

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
Stockholders will have no right to participate in management of the Company.
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

We are dependent on a single party to purchase our electricity.

We are party to an Energy Marketing Agreement for Electric Power with DTE Energy Trading, Inc. ("DTE") whereby, with limited exceptions, we are required to purchase all of our electric power and associated services requirements from DTE.  We therefore rely on DTE in order to meet our customers' needs.  If we default in our obligations to DTE, we may be unable to purchase the required electricity supply to service our customers.  If we are unable to purchase through DTE, we may be forced to purchase substantial electricity supply in the open market to meet customer demand at a time when energy prices are volatile, which could have an adverse impact on our financial condition. Our obligations to DTE are secured by a first position security interest in all of our assets, equipment and inventory.

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

We have a substantial amount of indebtedness, which may adversely affect our financial resources and our ability to operate our business.

We are party with Blue Water Capital Funding, LLC (the "Lender"), to, and liable with our subsidiary Summer LLC for, up to $5 million of outstanding debt under a revolving loan a Loan Agreement and accompanying Revolving Promissory Note (collectively, the "Loan Agreement").  The maturity date of the outstanding Loan Agreement is June 30, 2018.  Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.  Further, under the Loan Agreement, we are subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on our ability to: (1) incur additional indebtedness; (2) incur liens; (3) make certain dispositions of assets; (4) merge, dissolve, consolidate or sell all or substantially all of our assets; and (5) enter into certain transactions with affiliates during the term of the Loan Agreement.  If we breach any of these restrictive covenants or are unable to pay our indebtedness under the Loan Agreement when due, this could result in a default under the Loan Agreement.  In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Loan Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Loan Agreement is secured by a second position security interest in all assets of the Company.

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
The current base lease payments under the lease are $12,665 per month.  Beginning on November 1, 2016 and through October 31, 2017, the base lease payments were increased to $12,665 per month, beginning November 1, 2017 through October 31, 2018 the base payments will be increased to $12,934 and beginning November 1, 2018 through October 31, 2019 the base lease payments will increase to $13,203.
The premises are sufficient for the Company's current needs.
ITEM 3.	LEGAL PROCEEDINGS.
Not applicable.

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
There is not, nor has there been, an active trading market for our common stock.  The following table presents quarterly information on the high and low sales prices of our Common Stock through March 30, 2017, and the fiscal years ended December 31, 2016 and 2015, furnished by the OTC Markets.
	High	Low
Fiscal Year Ending December 31, 2017
First Quarter (through March 28, 2017)	$1.30	$1.30

Fiscal Year Ended December 31, 2016
First Quarter	$1.40	$1.00
Second Quarter	$1.55	$1.01
Third Quarter	$2.30	$1.53
Fourth Quarter	$1.75	$1.40

Fiscal Year Ended December 31, 2015
First Quarter	$1.75	$0.20
Second Quarter	$1.55	$0.75
Third Quarter	$1.35	$0.80
Fourth Quarter	$1.35	$1.00

The high and low sales prices for our Common Stock on March 28, 2017, as quoted on the OTCQB, were $1.30 and $1.30, respectively.
Holders
On March 29, 2017, we had approximately 124 stockholders of record.
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
Repurchases
During the fiscal year ended December 31, 2016, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides certain information as of December 31, 2016 with respect to our existing equity compensation plans under which shares of our common stock are authorized for issuance.
Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	632,000	$1.24	2,000
Equity compensation plans approved by security holders (2):	899,500	$1.37	645,500
Equity compensation plans not approved by security holders (3):	1,927,993	$1.43
Total	3,459,493		647,500

(1)	This plan is the 2012 Stock Option and Stock Award Plan.
(2)   This plan is the 2015 Stock Option and Stock Award Plan.
(3)	From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance based compensation.

ITEM 6.	SELECTED FINANCIAL DATA.
Not applicable.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-1 of this Annual Report.
Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company ("Summer LLC"), Summer Energy of Ohio, LLC, an Ohio limited liability company ("Summer Ohio") and Summer EM Marketing ("Marketing LLC") (collectively referred to as the "Company," "we," "our," or "us").

On March 27, 2012, Summer LLC became a wholly-owned subsidiary of Summer Energy Holdings, Inc. (formerly known as Castwell Precast Corporation) through a reverse acquisition transaction, which resulted in the former members of Summer LLC owning approximately 92.3% of the Summer Energy Holdings, Inc. outstanding common stock.  Our sole operations are conducted through Summer LLC.

Marketing, LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC. Summer Ohio was formed in the State of Ohio on December 13, 2013 to procure and sell electricity in the State of Ohio.   The Public Utilities of Ohio ("PUCO") issued a certificate of a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At this time, there is no business activity in the State of Ohio.

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

During the year ended 2016, we added ten full-time employees to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout Texas.

As of December 31, 2016, we had 62 full-time employees.

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
Results of Operations
Year Ended December 31, 2016, compared to the Year Ended December 31, 2015
Revenue – For the year ended December 31, 2016, the Company generated $90,180,309 in electricity revenue from commercial customers and various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fess and late fees in the amount of $4,351,695.   Electricity revenues for the year ended December 31, 2015 were $81,047,598, including $3,764,386 from contract cancellation fees, disconnection fees and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.  Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Profit – For the year ended December 31, 2016, cost of goods sold and gross profit totaled $76,716,334 and $13,463,975, respectively.  Cost of goods sold and gross profit for the year ended December 31, 2015 totaled $65,757,108 and $15,290,490, respectively.

Operating expenses – Operating expenses for the year ended December 31, 2016, totaled $13,426,756, consisting of general and administrative of $6,820,886, bank services fees of $674,502, collection fees/sales verification fees of $61,507, outside commissions' expense of $3,124,275, professional fees of $234,054, bad debt reserve of $1,543,840 and $967,692 of billing fees.   Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (EDI) providers to handle transactions between us, ERCOT and the TSDPs in order to produce customer bills.

Operating expenses for the year ended December 31, 2015 totaled $12,137,902, consisting of general and administrative expenses of $5,691,841, bank services fess of $592,755, collection fees/sales verification fees of $82,900, outside commissions' expense of $2,560,234, professional fees of $319,995, bad debt expense of $1,975,073 and $915,104 of billing fees.

Net Income/(Loss) – Net income/loss for the years ended December 31, 2016 and 2015, totaled $(1,173,864) and $1,382,064, respectively, primarily due to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

 At December 31, 2016 and 2015, our cash totaled $1,523,008 and $382,490, respectively.  Our principal cash requirements for the year ended December 31, 2016 and 2015, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition and capital expenditures).  During the year ended December 31, 2016, the primary source of cash was from electricity revenues, $2,500,000 in loan proceeds, and $4,228,450 from capital raised pursuant to a private placement of our common stock.  During the year ended December 31, 2015, the primary source of cash was from electricity revenues, $3,100,000 in loan proceeds, and $130,000 from capital raised pursuant to private placements of our common stock and warrants.

General - The Company's increase in net cash flows during 2016 when compared to the year ended December 31, 2015 is attributable to $861,401 cash used in operating activities during the year ended December 31, 2016 and $1,348,792 cash used in investing activities during that same period including $76,762 used for the purchase of property and equipment and net cash of $3,350,711 provided from financing activities primarily from $4,228,450 received by the Company from the sale of our common stock through private placements conducted in 2016.   During the year ended 2015, the Company's decrease in net cash flows was attributable to $2,078,006 cash used in operating activities during the year ended December 31, 2015 and $229,922 cash used in investing activities during that same period including $194,841 used for the purchase of property and equipment and net cash of $2,140,076 provided from financing activities primarily from $3,100,000 proceeds received from long term notes payable.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business in the upcoming year ending December 31, 2017.  The anticipated source of funds is electricity revenues, lending and capital raised in the upcoming year ending December 31, 2017.

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

Related Party Transactions

On August 29, 2013, the Company entered into two five (5) year credit facility agreements with two members of the Company's board of directors, Neil Leibman and Tom O'Leary. Both parties agreed to act as surety and personal guarantors ("Guarantors") with respect to $826,000 of the Company's depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that were necessary for the Company to carry out its business. As consideration for acting as surety and personal Guarantors, the Company issued each member 413,000 shares of its Series A Preferred Stock ("Series A Preferred") totaling 826,000 shares of Series A Preferred. On May 6, 2014, the Guarantors were released from such obligation by the Company when the Company exercised the Call Right reflected within the Credit Facility Agreements to purchase the 826,000 shares of Series A Preferred stock from the two assisting parties. On May 13, 2014, in consideration for the purchase of the 826,000 shares of Series A Preferred from the Guarantors, the Company granted a five-year stock option to each Guarantor to purchase151,115 shares of the Company's common stock at an exercise price of $1.50 per share.

On August 29, 2013, the Company entered into two five (5) year credit facility agreements with two members of the Company's board of directors, Neil Leibman and Tom O'Leary.  Both parties agreed to act as surety and personal guarantors ("Guarantors") with respect to $826,000 of the Company's depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that were necessary for the Company to carry out its business.  As consideration for acting as surety and personal Guarantors, the Company issued each 413,000 shares of its Series A Preferred Stock.  On May 6, 2014, the Guarantors were released from such obligation by the Company when the Company exercised the Call Right reflected within the two Credit Facility Agreements.   On May 13, 2014, the Company granted a five-year stock option to each Guarantor to purchase 151,115 shares of the Company's common stock at an exercise price of $1.50 per share.

On April 18, 2014, four members of the Company's board of directors, Stuart Gaylor, Andrew Bursten, Tom O'Leary and Neil Leibman ("Guarantors") guaranteed an Advance to Loan Note in the amount of $1,500,000 which increased to $1,700,000.  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company's common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced in consideration for agreeing to act as a Guarantor of the Advance to Loan Amount.   In May 2016, the Company released the Guarantors from the obligation to guaranty the Advance to Loan Amount Note and stock payments for such guaranty were discontinued as of May 31, 2016.   The balance of the Advance to Loan Amount was zero as of December 31, 2016

On July 22, 2016, the Company advanced $611,424 to a related party for purposes of short-term financing.   Such advances were paid back in full to the Company on August 9, 2016.

During the calendar year 2016, the Company provided employee services to a related party valued at $73,078.  In addition, the related party provided aviation services to the Company in the amount of $20,463.  The net effect of these services to the Company was $52,615.   There were no outstanding balances between the Company and such related party as of December 31, 2016.

Contractual Obligations, Contingent Liabilities and Commitments
We currently lease approximately 6,467 square feet of office space in Houston, Texas pursuant to a lease agreement, as amended, that expires on October 31, 2019.

The current base lease payments under the lease are $12,665 per month.  Beginning on November 1, 2016 and through October 31, 2017, the base lease payment is$12,665 per month, beginning November 1, 2017 through October 31, 2018 the base payments will be increased to $12,934 and beginning November 1, 2018 through October 31, 2019 the base lease payments will increase to $13,203.
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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2016, of our internal control over financial reporting, based on the 2013 framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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
The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement to be filed with the SEC in connection with the 2017 Annual Meeting of Stockholders ("Proxy Statement"), is hereby incorporated by reference.
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
Houston, TX

We have audited the accompanying consolidated balance sheets of Summer Energy Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Summer Energy Holdings, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Energy Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/S/ LBB & ASSOCIATES LTD., LLP
LBB & Associates Ltd., LLP

Houston, Texas
March 30, 2017

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2016 AND 2015
	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash	$1,523,008	$382,490
Restricted cash	1,904,898	632,868
Accounts receivable, net	15,655,886	12,737,133
Prepaid and other current assets	325,640	107,364

Total current assets	19,409,432	13,859,855

Property and equipment, net	238,793	372,512

Deferred financing cost, net	134,916	-

Total assets	$19,783,141	$14,232,367

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$407,602	$357,501
Accrued wholesale power purchased	5,636,942	4,730,703
Accrued expenses	5,256,595	3,894,748
Advance to loan amount note	-	111,057
Short-term debt, net of debt discount	-	3,000,000

Total current liabilities	11,301,139	12,094,009

Long-Term Liabilities Long-term debt	2,500,000	-
Total long-term liabilities	2,500,000	-
Total liabilities	13,801,139	12,094,009

Commitments and Contingencies	-	-

Stockholders' Equity
Series B Preferred Stock - $.001 par value, 3,000,000 authorized, 0 shares and 1,900,000 shares issued and outstanding at December 31, 2016 and December 31, 2015 respectively	-	1,900
Common Stock - $.001 par value, 100,000,000 shares authorized, 22,463,424 and 16,216,619 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	22,463	16,216
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	14,615,555	9,492,454
Accumulated deficit	(8,604,016)	(7,320,212)

Total stockholders' equity	5,982,002	2,138,358

Total liabilities and stockholders' equity	$19,783,141	$14,232,367

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2016 and 2015

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Revenue	$90,180,309	$81,047,598

Cost of Goods Sold
Power purchases and balancing/ancillary	40,009,008	36,093,015
Transportation and distribution providers charge	36,707,326	29,664,093

Total cost of goods sold	76,716,334	65,757,108

Gross Profit	13,463,975	15,290,490

General and Administrative	(13,426,756)	(12,137,902)

Operating Income/(Loss)	37,219	3,152,588

Other Income (Expense)

Financing costs	(577,959)	(1,030,623)
Interest expense, net	(548,024)	(608,401)

Total other income (expense)	(1,125,983)	(1,639,024)

Net Income (Loss) Before Income Taxes	(1,088,764)	1,513,564

Income Taxes	85,100	131,500

Net Income (Loss)	(1,173,864)	1,382,064

Series B Preferred shares dividend	(109,940)	(228,004)

Net Income/(Loss) applicable to common shareholders	$(1,283,804)	$1,154,060

Net Income/(Loss) per common share:
Basic	$(0.06)	$0.07
Dilutive	$(0.06)	$0.07
Weighted average number of shares
Basic	19,417,246	15,534,196
Dilutive	19,417,246	15,634,455

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2016 and 2015

	Common Stock Shares Amount		Series A Preferred Stock Shares Amount		Series B Preferred Stock Shares Amount		Subscription Receivable	Additional paid in capital	Accumulated Deficit	Total
Balance at December 31, 2014	14,943,426	$14,943	-	$-	1,900,000	$1,900	$(52,000)	$8,135,134	$(8,474,272)	$(374,295)

Vesting of Stock Options and restricted shares associated with the 2012 Stock Option and Award Plan	-	-	-	-	-	-	-	13,376	-	13,376

Vesting of Stock Options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	-	-	-	-	72,021	-	72,021

Issuance of Common Stock associated with a Private Placement Offering	130,000	130	-	-	-		-	129,870	-	130,000

Conversion of note payable to common stock	100,000	100	-	-	-	-	-	99,900	-	100,000

Issuance of Common Stock as interest payment for personal guaranty	1,006,171	1,006	-	-	-	-		1,005,167	-	1,006,173

Issuance of Common Stock and cash as dividends on Series B Preferred Shares	37,022	37	-	-	-	-	-	36,986	(228,004)	(190,981)

Net Income	-	-	-	-	-	-	-	-	1,382,064	1,382,064

Balance at December 31, 2015	16,216,619	$16,216	-	$-	1,900,000	$1,900	$(52,000)	$9,492,454	$(7,320,212)	$2,138,358

	Common Stock Shares Amount		Series A Preferred Stock Shares Amount		Series B Preferred Stock Shares Amount		Subscription Receivable	Additional paid in capital	Accumulated Deficit	Total

Vesting of Stock Options and restricted shares associated with the 2012 Stock Option and Award Plan	-	-	-	-	-	-	-	2,259	-	2,259

Vesting of Stock Options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	-	-	-	-	340,606	-	340,606

Issuance of Common Stock associated with a Private Placement Offering	3,844,854	3,845	-	-	-	-	-	4,224,605	-	4,228,450

Issuance of Common Stock as interest payment for personal guaranty	482,156	482	-	-	-	-	-	532,506		532,988

Issuance of Common Stock and cash as dividends on Series B Preferred Shares	19,795	20	-	-	-	-	-	23,125	(109,940)	(86,795)

Conversion of Series B Preferred to Common Shares	1,900,000	1,900	-	-	(1,900,000)	(1,900)	-	-	-	-

Net Loss	-	-	-	-	-	-	-	-	(1,173,864)	(1,173,864)

Balance at December 31, 2016	22,463,424	$22,463	-	$-	-	$-	$(52,000)	$14,615,555	$(8,604,016)	$5,982,002

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2016 and 2015

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Cash Flows from Operating Activities
Net income/(loss)	$(1,173,864)	$1,382,064
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation expense	342,865	85,397
Non-cash financing costs	577,959	1,006,173
Depreciation of property and equipment	210,481	295,375
Bad debt expense	1,543,840	1,975,073
Changes in operating assets and liabilities:
Accounts receivable	(4,462,593)	(6,025,293)
Prepaid and other current assets	(218,276)	749,278
Accounts payable	50,101	54,804
Accrued wholesale power purchases	906,239	(1,738,395)
Accrued expenses	1,361,847	137,518
Net cash used in operating activities	(861,401)	(2,078,006)

Cash Flows from Investing Activities
Purchase of restricted cash	(83,830)	(50,125)
Proceeds (purchase) of certificate of deposit – restricted	-	15,044
Cash reserved as collateral on letters of credit	(1,188,200)	-
Purchase of property and equipment	(76,762)	(194,841)
Net cash used in investing activities	(1,348,792)	(229,922)

Cash Flows from Financing Activity
Deferred financing costs, net	(179,887)	-
Proceeds from long term notes payable	2,500,000	3,100,000
Repayment on long term notes payable	(3,000,000)
Proceeds from advance from loan note	356,600
Repayment on advance from loan note	(467,657)	(898,943)
Payment of dividends in cash on Series B Preferred stock	(86,795)	(190,981)
Proceeds from issuance of common shares in a private placement, net	4,228,450	130,000
Net cash provided in financing activities	3,350,711	2,140,076

Net Change in Cash	1,140,518	(167,852)

Cash at Beginning of Period	382,490	550,342

Cash at End of Period	$1,523,008	$382,490

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$11,210	$-
Interest paid, net	$548,024	$609,375

Non-cash Transactions:
Conversion of Series B Preferred stock to common stock	$1,900,000	$-
Series B Preferred stock dividends	$23,145	$37,023
Conversion of note payable to common stock	$-	$100,000

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

Summer Ohio was formed in the State of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio ("PUCO") issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At December 31 2016, there was no business activity in the State of Ohio

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour ("kWh")

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUTED)

in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer's receivable account.  Unbilled accounts as of December 31, 2016, and 2015 were estimated at $10,922,288 and $8,463,954, respectively. Accounts receivable are customer obligations billed at the customer's monthly meter read date for that period's electricity usage and due within 16 days of the date of the invoice. The balances past due are customers subject to a late fee that is assessed on that billing.

The Company determines the allowance based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Management has determined that the allowance for doubtful accounts as of December 31, 2016, and 2015 is $999,046 and $1,571,965, respectively. Bad debt expense for the years ended December 31, 2016 and 2015 is $1,543,840 and $1,975,073, respectively.

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

Basic and Diluted Income/(Loss) Per Share

Basic income/(loss) per share are computed by dividing net income/loss applicable to the weighted-average number of shares outstanding during the period.  Diluted income per share is determined using the weighted-average number of shares outstanding during the period, adjusted for the dilutive effect of share equivalents, using the treasury method, consisting of shares that might be issued upon exercise of share equivalents.  In periods where losses are reported, the weighted-average number of shares outstanding excludes share equivalents of 345,889 as of December 31, 2016 because their inclusion would be anti-dilutive.

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

Restricted cash represents funds held in escrow for customer deposits and for securing irrevocable stand-by letters of credit for the benefit of the Transmission and Distribution Providers that provide transmission services to the Company in the amount of $1,904,898 and $632,868 as of December 31, 2016, and 2015, respectively.

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

Deferred Financing Costs

The Company's deferred financing costs in the amount of $179,887 are amortized over the two year life of the financing from Blue Water Capital Funding LLC (See Note 8).   Amortization of deferred financing costs as of December 31, 2016, and 2015 were $44,971 and $0.

Derivative Instruments
The Company's business operations require entering into physically settled commodity contracts that meets the definition of a derivative.  The Company has elected "normal purchases and normal sales" exception which is a term specific to ASC 815-10-15-22. When the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable and is expected to be used in normal course of business. Retail revenues and retail cost of revenues resulting from deliveries of commodities under normal purchase contracts and normal sales contracts are included in earnings at the time of contract settlement.

Recent Pronouncements

ASU 2014-15 — In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity's ability to continue as a going concern within one year after the financial statements are available to be issued. The Company adopted this ASU effective December 31, 2016.

ASU 2016-18 — In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, or ASU No. 2016-18. The amendments of ASU No. 2016-18 were issued to address the diversity in classification and presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows which is currently not addressed under Topic 230. The amendments of ASU No. 2016-18 would require an entity to include amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning of period and end of period total amounts on the statement of cash flows. The amendments of ASU No. 2016-18 are effective for annual reporting periods beginning

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

after December 15, 2017, and interim periods within those annual periods.  Early adoption is permitted and the adoption of ASU No. 2016-18 should be applied retrospectively.  The Company is currently evaluating the impact of the standard on the Company's statement of cash flows.

ASU 2016-02 — In 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or Topic 842 with the objective to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and to improve financial reporting by expanding the related disclosures. The guidance in Topic 842 provides that a lessee that may have previously accounted for a lease as an operating lease under current GAAP should recognize the assets and liabilities that arise from a lease on the balance sheet. In addition, Topic 842 expands the required quantitative and qualitative disclosures with regards to lease arrangements. The Company expects to adopt the standard effective January 1, 2019 utilizing the required modified retrospective approach for the earliest period presented. It is currently not practicable to quantify the impact of adopting the ASU at this time.

NOTE 3 - INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2016 and 2015 are as follows:
	Current	Deferred	Total

2016
U.S. Federal	-	$-	$-
States and Local	85,100	-	85,100
Total	$85,100	$-	$85,100

2015
U.S. Federal	30,500	$-	$30,500
States and Local	101,000	-	101,000
Total	$131,500	$-	$131,500
Actual income tax expense for the years ended December 31, 2016 and 2015 is reconciled from the amount computed by applying the U.S. federal income tax rate of 34% and an effective state tax rate of (7.80%) to income before income taxes as follows:
	2016	2015

Expected tax expense	(314,500)	581,000
Reconciling items:
Permanent Differences/Discrete Items	(29,500)	11,500
Change in Valuation Allowance	429,100	(461,000)
Others	-	-

Total tax expense	$85,100	$131,500

NOTE 3 - INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015 are presented below:
	2016	2015

Deferred tax assets:
Net operating loss carryforward - Federal	$2,017,500	$1,554,000
Federal Minimum Tax	28,000	30,500
Reserve for accounts receivable	340,000	534,500
Organizational costs	10,000	11,000
Accrued expenses	167,000	41,500
Total gross deferred tax assets	2,562,500	2,171,500
Valuation allowance	(2,530,000)	(2,103,000)
Net deferred tax assets	32,500	68,500

Deferred tax liabilities:
Plant and equipment	(32,500)	(68,500)
Net deferred tax liabilities	(32,500)	(68,500)

Net deferred tax assets	$-	$-

There was a valuation allowance of $2,530,000 and $2,103,000 as of December 31, 2016 and 2015, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management does not believe it is more likely than not the Company will realize the full benefits of these deductible differences at December 31, 2016.
Net operating loss carryforwards attributable to federal was $5,934,000 at December 31, 2016 expires at different dates through 2036.
There is not a provision for material uncertain tax positions for the Company at December 31, 2016 or 2015.
As of December 31, 2016, with few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2013 and for state for years before 2012.

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

During the year ended December 31, 2015, the Company had paid $228,004 of cumulative monthly dividends on Series B Preferred Stock.  Certain shareholders elected to be paid in shares of the Company's common stock shares valued at $37,023 and the remaining holders were paid a total of $190,981 in cash.

During the year ended December 31, 2016, the Company paid $109,940 of cumulative monthly dividends on Series B Preferred Stock.  Certain shareholders elected to be paid in shares of the Company's common stock shares valued at $23,145 and the remaining holders were paid a total of $86,795 in cash.

On June 24, 2016, the Series B Stockholders affirmatively elected to convert all outstanding Series B Shares into shares of common stock with a Conversion Price as of such date equal to $1.00 per Series B Share.

NOTE 5 - LETTERS OF CREDIT

 During the year ended December 31, 2016, the Company secured nine irrevocable stand-by letters of credit totaling $1,188,200 with a financial institution for the benefit of the Transmission and Distribution Providers ("TDSPs") that provide transition services to the Company.  The nine letters of credit will expire during the second quarter of 2017 and are subject to automatic extension and renewal provisions.   The nine letters of credit are secured by restricted cash held by the financial institution who issued the irrevocable stand-by letters of credit.

As of December 31, 2016, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 6 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note (the "Note") with Comerica Bank in the amount of $1,500,000.  The Note had an original maturity date of December 22, 2014, which was extended through February 22, 2015. On February 22, 2015, the Note was increased from $1,500,000 to $1,700,000 and extended again to November 4, 2016, with interest thereon at a per annum rate equal to the "Prime Referenced Rate" plus the "Applicable Margin."   The "Prime Referenced Rate" means, for any day, a per annum interest rate which is equal to the "Prime Rate" in effect on such day, but in no event and at no time shall the "Prime Reference Rate" be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   "Prime Rate" means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  "Applicable Margin" means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

Guaranty of the Note was made by four members of the Company's board of directors ("Guarantors").  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company's common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Note.

During the year ended December 31, 2015, the Company issued 1,006,171 shares of common stock to the Guarantors and recognized $1,006,173 in financing cost, and the balance of the Note was $111,057 at year end.

In May 2016, the Company released the Guarantors from the obligation to guaranty the Note and stock payments for such guaranty were discontinued as of May 31, 2016.

During the year ended December 31, 2016, the Company issued 482,156 shares of common stock to the Guarantors and recognized $532,988 in financing cost.

The Advance to Loan Amount Note was paid in full on June 14, 2016 and at such time of payoff the loan terminated.

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

The amount of the Term Loan was Three Million Dollars $3,000,000, and the loan was not revolving in nature.  Pursuant to the Agreement, any amounts prepaid or repaid may not be re-borrowed by the Borrower.  The maturity date of the loan was September 2, 2016.  The Term Loan bore interest at a rate of 15% per annum, except in the occurrence of an event of default, at which point the default interest rate would be 18%.  Interest is payable in arrears on the last day of each month and on the maturity date of the loan. The Term Loan was not evidenced by a promissory note.

Additionally, the Borrower agreed to pay to BIE a facility fee.  The facility fee in the amount of $24,450 was expensed immediately as fees occurred to obtain financial resource.

In connection with the Agreement and the Term Loan, SEH issued BIE a warrant (the "Warrant") to purchase up to 800,000 shares of SEH's common stock.  The Warrant has a term of ten (10) years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by receiving a net number of shares

NOTE 7 - FINANCING FROM BLACK INK ENERGY LLC AND ISSUANCE OF WARRANT (CONTINUED)

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

During the years ended December 31, 2016 and 2015, the Company paid interest expense in the amount of $227,500 and $381,250, respectively, to BIE.

On June 30, 2016, the Term Loan to BIE was paid in full and the Agreement between the Company and BIE was terminated.

NOTE 8 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

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

The amount of available credit under the Loan is Five Million Dollars ($5,000,000).  The Loan is revolving in nature and is evidenced by a Revolving Promissory Note (the "Note").  The maturity date of the Loan is June 30, 2018.  The Loan will bear interest at a rate of 11% per annum, with a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. The loan balance as of December 31, 2016 is $2,500,000.

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

NOTE 9 – PRIVATE PLACEMENT OFFERING AND ISSUANCE OF WARRANTS

During 2015, the Company accepted subscription agreements from various accredited investors and entered into Securities Purchase Agreements with such investors to purchase from the Company 130,000 shares of the Company's common stock at a price of $1.00 per share totaling $130,000.  Such subscription agreements also included 115,000 warrants at an exercise price of $1.50 per share.

During 2016, the Company accepted subscription agreements from various accredited investors and entered into Securities Purchase Agreements with such investors to purchase from the Company 3,844,854 shares of the Company's common stock at a price of $1.10 per share totaling $4,228,450.  No warrants were issued in connection with the 2016 Securities Purchase Agreements.

NOTE 10 - WARRANTS

During the calendar year 2015, the Company issued a total of 1,065,000 warrants comprised of 115,000 warrants issued in association with Private Placement Agreements (Note 9), 800,000 warrants issued in association with the financing agreement with Black Ink Energy LLC (Note 7) and 150,000 warrants issued in association with a promissory note converted to 100,000 shares of the Company's common stock on October 19, 2015.   The exercise price of 1,015,000 of the warrants issued in 2015 was $1.50 per share and the exercise price of 50,000 of the warrants issued in 2015 was $2.00 per share.

The Company issued no warrants during the calendar year ended December 31, 2016.

Warrant activity for the years ended December 31, 2016 and 2015, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2014	826,000	$1.33	3.56	$75,406
Warrants granted	1,065,000	1.52	4.19	38,420
Warrants exercised	-	-	-	-
Warrants cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2015	1,891,000	$1.44	3.47	$113,826
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2016	1,891,000	$1.44	2.46	$113,826
Vested at December 31, 2016	1,625,763	$1.51	2.50	$68,826
Exercisable at December 31, 2016	1,625,763	$1.51	2.50	$68,826

NOTE 11 - WHOLESALE POWER PURCHASE AGREEMENT

On April 25, 2014, the Company closed a transaction with DTE Energy Trading, Inc. ("DTE"), with an effective date of April 1, 2014.  As part of the transaction, the Company and DTE entered into an Energy Marketing Agreement for Electric Power (the "Energy Marketing Agreement"). Pursuant to the terms of the Energy Marketing Agreement, the Company agreed to purchase its electric power and associated services requirements from DTE, and DTE agreed to provide the Company with certain credit facilities to assist the Company in the purchase of its electric power and associated service requirements.  The Company also agreed to pay DTE a fixed monthly fee, as well as certain fees based on megawatt hours purchased.  The terms of the Energy Marketing Agreement are governed by the ISDA 2002 Master Agreement, as well as a Schedule and Power Annex thereto (the "2002 Master Agreement").    In conjunction, therewith, the Company and DTE also entered into a Credit Agreement, a Security Agreement and a Membership Interest Pledge Agreement.

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

NOTE 12 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During 2012, the Company approved the 2012 Stock Option and Stock Award Plan ("Plan") established to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

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

NOTE 12 – 2012 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

The Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms on the Plan and the agreement evidencing awards granted under the Plan have lapsed.  However, all awards shall be granted, if at all, within ten (10) years from the earlier of the date the Plan is adopted by the Board or the date the Plan is duly approved by the Shareholders of the Company. As of December 31, 2016, 2,000 shares remain available for issuance.

On December 6, 2012, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the Plan.

During the calendar year 2015, the Company granted stock options from the 2012 Plan to purchase up to 153,750 shares of the Company's common stock.  The fair value of the options was $14,026 determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of five years.

During the calendar year 2016, the Company granted stock options from the 2012 Plan to purchase up to 2,500 shares of the Company's common stock.  The options covering a total of 2,500 shares vest one year after the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $5,344 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.07% (ii) estimated volatility of 172% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

During the year ended December 31, 2016, the Company recognized total stock compensation expenses of $2,259 for vesting options issued from the 2012 Plan and $13,376 during the year 2015 relating to the vesting of stock options issued from the 2012 Plan.

 As of December 31, 2016, there are 2,500 stock options issued from the 2012 Plan which are not vested and the unrecognized expense for vesting of such options issued from the 2012 Plan is $3,116.

As of December 31, 2016, the Company had outstanding granted stock options from the 2012 Stock Option and Stock Award Plan, net of forfeitures to purchase 632,000 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2014	479,250	$1.22	8.57	$48,563
Options granted	153,750	1.3	9.07	14,026
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(2,000)	1.5		(82)
Outstanding at December 31, 2015	631,000	$1.25	7.93	$62,507
Options granted	2,500	$2.00	10.00	$5,344
Options exercised
Options cancelled/forfeited/expired	(1,500)	$1.5	-	$(62)
Outstanding at December 31, 2016	632,000	$1.24	6.86	$67,789

Vested at December 31, 2016	629,500	$1.23	6.89	$64,673

Exercisable at December 31, 2016	629,500	$1.23	6.89	$64,673

NOTE 13 – 2015 STOCK OPTION AND STOCK AWARD PLAN

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

As of December 31, 2016, 600,500 shares remain available for issuance.
On July 2, 2015, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the Plan.

During 2015, the Company granted a total of 643,500 stock options from the 2015 Plan with a fair value of approximately $78,574 on the date of grant.  The fair value of the options in the amount of $78,574 was determined using the Black-Scholes option-pricing model.  The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 5.49 years.

During 2016, the Company granted a total of 263,500 stock options from the 2015 Plan with a fair value of approximately $349,181 on the date of grant.  The fair value of the options in the amount of $349,181 was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.25% (ii) estimated volatility of 132.67% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 10 years.

During the year ended December 31, 2016, the Company recognized total stock compensation expenses of $340,606 for vesting options issued from the 2015 Plan and $72,021 during the year 2015 relating to the vesting of options issued from the 2015 Plan.

 As of December 31, 2016, the unrecognized expense for vesting of options issued from the 2015 plan is $8,906 relating to 147,000 of unvested shares.

NOTE 13 – 2015 STOCK OPTION AND STOCK AWARD PLAN (CONTINUED)

As of December 31, 2016, the Company had outstanding granted stock options from the 2015 Stock Option and Stock Award Plan, net of forfeitures to purchase 899,500 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2014	-	$-	-	$-
Options granted	643,500	1.27	9.57	78,574
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2015	643,500	$1.27	9.57	78,574
Options granted	263,500	$1.51	9.65	349,181
Options exercised
Options cancelled/forfeited/expired	(7,500)	$1.83	-	(810)
Outstanding at December 31, 2016	899,500	$1.33	8.75	426,945

Vested at December 31, 2016	752,500	$1.27	8.87	418,848

Exercisable at December 31, 2016	752,500	$1.27	8.87	418,848

NOTE 14 – PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated over their estimated useful lives (3 to 7 years) using the straight-line method.  Costs of assets include those capital expenditures which improve the efficiency of the assets or lengthen their useful lives.  Expenditures for maintenance and repairs are charged against income as incurred.  Costs and related accumulated depreciation of assets sold or otherwise retired are removed from accounts, and any resulting gain or loss is reflected in income.  Depreciation expense charged to operations totaled $210,481 for the year ended December 31, 2016 and $295,375 for the year ended December 31, 2015.

As of December 31, 2016 and 2015, property and equipment consisted of the following:

	December 31, 2016 ($)	December 31, 2015 ($)
Computer software	113,451	107,399
Computer hardware	155,182	136,982
Furniture and fixtures	49,723	49,723
Leasehold improvements	86,714	86,714
Website	775,881	723,371
Other equipment	-	-
Total property and equipment	1,180,951	1,104,189
Less: Accumulated depreciation	(942,158)	(731,677)
Property and equipment, net	238,793	372,512

NOTE 15 - OPERATING LEASE COMMITMENTS

The Company assumed an operating lease for office space on November 1, 2011, under a non-cancellable lease obligation which expired on August 31, 2016. The Sixth Amendment to the office space lease extended the obligation to October 31, 2019.

Future minimum commitments including extension options under all non-cancellable operating lease obligations are as follows:

Contractual Obligations	2017	2018	2019	2020	2021	Total
Operating Leases	$152,513	$155,747	$132,035	$0	$0	$440,295

Lease expense for the years ended December 31, 2016 and 2015 totaled $116,945 and $135,268, respectively.

NOTE 16 – RELATED PARTY

On August 29, 2013, the Company entered into two five (5) year credit facility agreements with two members of the Company's board of directors, Neil Leibman and Tom O'Leary. Both parties agreed to act as surety and personal guarantors ("Guarantors") with respect to $826,000 of the Company's depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that were necessary for the Company to carry out its business. As consideration for acting as surety and personal Guarantors, the Company issued each member 413,000 shares of its Series A Preferred Stock ("Series A Preferred") totaling 826,000 shares of Series A Preferred. On May 6, 2014, the Guarantors were released from such obligation by the Company when the Company exercised the Call Right reflected within the Credit Facility Agreements to purchase the 826,000 shares of Series A Preferred stock from the two assisting parties. On May 13, 2014, in consideration for the purchase of the 826,000 shares of Series A Preferred from the Guarantors, the Company granted a five-year stock option to each Guarantor to purchase151,115 shares of the Company's common stock at an exercise price of $1.50 per share.

On April 18, 2014, four members of the Company's board of directors, guaranteed an Advance to Loan Note in the amount of $1,500,000 which increased to $1,700,000. The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company's common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced in consideration for agreeing to act as a Guarantor of the Advance to Loan Amount.

In May 2016, the Company released the Guarantors from the obligation to guaranty the Advance to Loan Amount Note and stock payments for such guaranty were discontinued as of May 31, 2016.   The balance of the Advance to Loan Amount was zero as of December 31, 2016 (Note 6).

On July 22, 2016, the Company advance $611,424 to a related party for purposes of short-term financing.    Such advances were paid back in full to the Company on August 9, 2016.   As of December 31, 2016, there were no outstanding balances due between the Company and such related party.

During the calendar year 2016, the Company provided employee services to a related party valued at $73,078.  In addition, the related party provided aviation services to the Company in the amount of $20,463.  The net effect of these services to the Company was $52,615.   There were no outstanding balances between the Company and such related party as of December 31, 2016.

NOTE 17 - SUBSEQUENT EVENTS

Employment Agreements

On January 1, 2017, the Company entered into employment agreements with three key employees.   The agreements require a total annual base compensation of $550,000 in 2016 and $605,000 in 2017.

On January 1, 2017, the employment agreements provided for these three key employees be granted an option to purchase a total of 235,000 shares of the Company's common stock with a strike price which is the greater of (i) the fair market value of a share of the Company common stock on the date of grant or (ii) $2.50 per share, which option will vest five (5) years from the date of grant, so long as such key employees are employed by the Company.

 A second option will be granted on January 1, 2018 to the key employees for an option to purchase a total of 235,000 shares of the Company's common stock with a strike price which is the greater of (i) the fair market value of a share of the Company's common stock on the date of grant or (ii) $2.50 per share, so long as such key employees are employed by the Company.

In addition, the employee agreements provide that such key employees shall be eligible to receive additional options to purchase common stock of the Company upon reaching certain milestones related to the performance of the Company with a strike price which is the greater of (i), the fair market value of a share of the Company's common stock on the date of grant or (ii) $2.50 per share based on metrics determined by the Board of Directors.

The Company may terminate the employment agreements without cause on thirty days advance written notice at which time the key employee would receive severance pay in accordance with such agreement of 6 months or 12 months.

The foregoing summary of the three employment agreements is qualified in its entirety by reference to the full context of the agreements which are found as Exhibits 10.1, 10.2 and 10.3 to our 8-K filing on January 4, 2017.

Stock Options

On January 1, 2017, the Company granted stock options to purchase up to 235,000 shares of the Company's common stock to two key employees. The options covering a total of 235,000 shares vest five years after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $328,665 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.93% (ii) estimated volatility of 171.44% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On January 1, 2017, the Company granted stock options to purchase up to 5,000 shares of the Company's common stock to a key employee. The options covering a total of 5,000 shares vest one year after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $6,993 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.93% (ii) estimated volatility of 171.44% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On February 2, 2017, the Company granted stock options to purchase up to 6,000 shares of the Company's common stock to two key employees. The options covering a total of 6,000 shares vest one year after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $8,620 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.92% (ii) estimated volatility of 117.37% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

 On February 17, 2017, the Company granted stock options to purchase up to 2,500 shares of the Company's common stock to a key employee. The options covering a total of 2,500 shares vest one year after the date of

NOTE 17 - SUBSEQUENT EVENTS (CONTINUED)

grant.  The stock options have an exercise price of $2.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $3,559 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.92% (ii) estimated volatility of 116.49% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On February 17, 2017, the Company granted a total of 45,000 stock options to non-employee members of the Company's Board of Directors under the 2015 Stock Option and Stock Award Plan as compensation for service on the Company's Board. The director stock options were fully vested on the date of grant, have an exercise price of $2.25 per share, will expire ten (10) years from the date of the grant and are estimated to have a fair value of approximately $64,321 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.92% (ii) estimated volatility of 116.49% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

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

1

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

10.29	Form of Warrant issued to Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 5, 2015.
10.30	Form of Securities Purchase Agreement dated as of March 12, 2015.
10.31	Loan Agreement by and between Summer Energy, LLC and Blue Water Capital Funding, LLC, dated as of June 29, 2016, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 6, 2016.
10.32	Security Agreement by and between Summer Energy, LLC and Blue Water Capital Funding, LLC, dated as of June 29, 2016, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 6, 2016.
10.33	Guaranty by and between Summer Energy Holdings, Inc. and Blue Water Capital Funding, LLC, dated as of June 29, 2016, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 6, 2016.
10.34
Revolving Promissory Note made by Summer Energy, LLC for the benefit of Blue Water Capital Funding, LLC, dated as of June 29, 2016, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 6, 2016.

10.35
Executive Employment Agreement, effective  January 1, 2017, by and between Summer Energy Holdings, Inc. and Jaleea P. George, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on  January 4, 2017.

2

10.36
Executive Employment Agreement, effective  January 1, 2017, by and between Summer Energy Holdings, Inc. and Neil M. Leibman, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on  January 4, 2017.

10.37
Executive Employment Agreement, effective  January 1, 2017, by and between Summer Energy Holdings, Inc. and Angela Hanley, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on  January 4, 2017.

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
3

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.
SUMMER ENERGY HOLDINGS, INC.
By:          /s/ Neil M. Leibman
Neil M. Leibman
President, Chief Executive Officer and
Principal Executive Officer
March 30, 2017
By:          /s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer and
Principal Financial Officer
March 30, 2017

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Neil M. Leibman	Chief Executive Officer (Principal Executive Officer and Director)	March 30, 2017
Neil M. Leibman
/s/ Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 30, 2017
Jaleea P. George
/s/ Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	March 30, 2017
Stuart C. Gaylor
/s/ Tom D. O'Leary	Director	March 30, 2017
Tom D. O'Leary.
/s/ Jefferey Mace Meeks	Director	March 30, 2017
Jefferey Mace Meeks
/s/ Andrew Bursten	Director	March 30, 2017
Andrew Bursten
/s/ James P. Stapleton	Director	March 30, 2017
James P. Stapleton