Form 10-Q
period 2017-03-31
SUMMER ENERGY HOLDINGS INC
filed 2017-05-15
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐ No ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.       ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 12, 2017 was 22,463,424.

INDEX

Summer Energy Holdings, Inc.

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$784,464	$1,523,008
Restricted cash	1,910,162	1,904,898
Accounts receivable, net	16,722,796	15,655,886
Prepaid and other current assets	376,560	325,640

Total current assets	19,793,982	19,409,432

Property and Equipment, net	190,684	238,793

Deferred financing, net	112,430	134,916

Total assets	$20,097,096	$19,783,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$470,631	$407,602
Accrued wholesale power purchased	6,276,471	5,636,942
Accrued expenses	4,839,368	5,256,595
Total current liabilities	11,586,470	11,301,139

Long-Term Liabilities
Long-term debt, net of debt discount and current portion	2,500,000	2,500,000

Total long-term liabilities	2,500,000	2,500,000

Total liabilities	14,086,470	13,801,139
	-	-
Commitments and Contingencies

Stockholders' Equity
Common Stock - $.001 par value, 100,000,000 shares authorized, 22,463,424 and 22,463,424 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	22,463	22,463
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	14,692,179	14,615,555
Accumulated deficit	(8,652,016)	(8,604,016)

Total stockholders’ equity	6,010,626	5,982,002

Total liabilities and stockholders' equity	$20,097,096	$19,783,141

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016

Electricity Revenue	$23,331,522	$19,656,709

Cost of Goods Sold
Power purchases and balancing/ancillary	9,947,289	7,880,444
Transportation and distribution providers charge	9,628,981	7,375,825

Total cost of goods sold	19,576,270	15,256,269

Gross Profit	3,755,252	4,400,440

General and Administrative	3,659,572	2,910,856

Operating Income/(Loss)	95,680	1,489,584

Other Income (Expense)
Financing costs	(22,486)	(298,006)
Interest expense	(121,349)	(151,006)
Interest income	155	61

Total other income (expense)	(143,680)	(448,951)

Net Income/(Loss) Before Income Taxes	(48,000)	1,040,633

Income Taxes	-	-

Net Income/(Loss)	$(48,000)	$1,040,633

Series B Preferred shares dividend	-	(56,847)

Net Income/(Loss) applicable to common shareholders	$(48,000)	$983,786

Net income(Loss) per common share:
Basic	$(0.00)	$0.06
Dilutive	$(0.00)	$0.06
Weighted average number of shares:
Basic	22,463,424	16,332,573
Dilutive	22,463,424	16,477,333

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	For the Three Months Ended March 31, 2017	For the Three Months Ended March 31, 2016
Cash Flows from Operating Activities
Net Income/(Loss)	$(48,000)	$1,040,633
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities:
Stock Compensation expense	76,624	7,500
Non-cash financing costs	22,486	298,006
Depreciation of property and equipment	50,672	65,995
Bad debt expense	501,261	433,134
Changes in operating assets and liabilities:
Accounts receivable	(1,568,171)	(1,150,275)
Prepaid and other current assets	(50,920)	(32,346)
Accounts payable	63,029	(10,377)
Accrued wholesale power purchases	639,529	274,209
Accrued expenses	(417,227)	(548,059)

Net cash provided by (used in) operating activities	(730,717)	378,420

Cash Flows from Investing Activities
Sale (Purchase) of restricted cash	11,463	(88,420)
Cash collateral (deposited) refunded with the utilities	(16,727)	5,737
Purchase of property and equipment	(2,563)	(50,612)

Net cash provided by (used in) investing activities	(7,827)	(133,295)

Cash Flows from Financing
Repayment on note payable	-	(111,057)
Dividends on Series B preferred stock	-	(44,879)

Net cash provided by (used in) financing activities	-	(155,936)

Net Change in Cash	(738,544)	89,189

Cash at Beginning of Period	1,523,008	382,490

Cash at End of Period	$784,464	$471,679

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$121,349	$151,006

Non-Cash Transactions:
Issuance of common stock for dividend payable on Series B preferred stock	$-	$11,968

See accompanying notes to the consolidated financial statements.

INDEX

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017.

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

INDEX

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of March 31, 2017 and December 31,2016 were estimated at $12,630,394 and $10,922,288, respectively. Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

The Company determines the allowance based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Management has determined that the allowance for doubtful accounts as of March 31, 2017, and December 31, 2016 is $1,497,780 and $999,046 respectively. Bad debt expense for the three months ended March 31, 2017 and 2016 is $501,261 and $433,134, respectively.

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

INDEX

On June 24, 2016, the holders of Series B Preferred shares affirmatively elected to convert all outstanding shares of Series B Preferred into shares of the Company’s common stock.

During the three months ended March 31, 2017 and 2016, the Company had paid $0 and $56,847 of cumulative monthly dividends on Series B Preferred Stock, respectively.

NOTE 5 - LETTERS OF CREDIT

As of March 31, 2017, the Company secured nine irrevocable stand-by letters of credit totaling $1,188,200 with a financial institution for the benefit of the Transmission and Distribution Providers ("TDSPs") that provide transition services to the Company.     The nine letters of credit will expire during the second quarter of 2017 and are subject to automatic extension and renewal provisions. The nine letters of credit are secured by restricted cash held by the financial institution who issued the irrevocable stand-by letters of credit.

As of March 31, 2017, none of the letters of credit issued on behalf of the Company were drawn upon.

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

During the quarter ended March 31, 2017 and 2016, the Company issued 0 shares and 298,004 shares of common stock, respectively to the Guarantors and the Company recognized $0 and $298,006, respectively in financing cost.

INDEX

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

During the quarter ended March 31, 2017 and 2016, the Company paid interest expense in the amount of $0 and $113,750, respectively to BIE.

NOTE 8 –  WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

No new warrants were issued or vested during the quarter ended March 31, 2017.

As of March 31, 2017, the outstanding number of warrants to purchase the Company’s common stock was 1,891,000 of which 1,625,763 were vested.

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

INDEX

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

The Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms on the Plan and the agreement evidencing awards granted under the Plan have lapsed.  However, all awards shall be granted, if at all, within ten (10) years from the earlier of the date the Plan is adopted by the Board or the date the Plan is duly approved by the Shareholders of the Company. As of March 31, 2017, 2,000 shares remain available for issuance.

No new securities have been awarded during the quarter ended March 31, 2017.

As of March 31, 2017, there were 632,000 options outstanding and 629,500 options exercisable.

During the quarters ended March 31, 2017 and 2016, the Company recorded stock compensation expense of $1,335 and $21, respectively, for vesting of prior year issued options.

At March 31, 2017, there remains approximately $1,779 to be expensed.

NOTE 11 – 2015 STOCK OPTION AND STOCK AWARD PLAN

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

INDEX

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

As of March 31, 2017, 307,000 shares remain available for issuance.

During the quarter ended March 31, 2016, the Company granted a total of 31,250 stock options from the 2015 Plan with a fair value of approximately $6,533.  The fair value of approximately $6,533 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

During the quarter ended March 31, 2017, the Company granted a total of 293,500 stock options from the 2015 Plan with a fair value of approximately $399,526 on the date of grant. The fair value of the options in the amount of $399,526 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.93% (ii) estimated volatility of 157.91 (iii) dividend yield of 0.00% and (iv) expected life of all options averaging ten years.

As of March 31, 2017, there were 1,193,000 options outstanding and 797,500 options exercisable.

During the quarters ended March 31, 2017 and 2016, the Company recorded stock compensation expense of $75,289 and $946, respectively, for vesting options issued from the 2015 plan.

At March 31, 2017, there remains $338,427 to be expensed.

NOTE 12 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

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

INDEX

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

The loan balance as of March 31, 2017 and December 31, 2016 is $2,500,000.

NOTE 13 – SUMMER ENERGY 401(K) PLAN

In February 2017, the Company adopted a qualified 401(K) Retirement Plan (the “Plan”) whereby eligible employees may elect to save for retirement on a tax-advantaged basis.   There are two types of salary deferrals: Pre-Tax 401(K) deferrals and Roth 401(K) deferrals.  Eligible employee participants are automatically enrolled at 3% of compensation unless a participant elects an alternative deferral percentage limited to dollar amount of $18,000 in 2017 or elects not to defer under the Plan.  There is no Company match to the Plan.

NOTE 14 – SUBSEQUENT EVENTS

Summer Energy Holdings, Inc. Employee Stock Purchase Plan

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year.  The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant).

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

Readers should carefully review the risk factors described below under the heading “Risk Factors”  and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2016.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

INDEX

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

Results of Operations

Quarter Ended March 31, 2017, compared to the Quarter ended March 31, 2016

Revenue – For the quarter ended March 31, 2017, we generated $22,197,834 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $1,133,688. Revenues for the quarter ended March 31, 2016 were $ 18,769,166 from electricity revenue and $887,543 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the quarter ended March 31, 2017, cost of goods sold and gross profit totaled $19,576,270 and $3,755,252, respectively.  Cost of goods sold and gross profit recorded in the quarter ended March 31, 2016 were $15,256,269 and $4,400,440, respectively.

The three months ended March 2017 compared to the three months ended March 2016 reflects a lower profit margin which is a result of compressed unit margin caused by the competitive pressures in the marketplace and the customer base for the Company has shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.

Operating expenses – Operating expenses for the quarter ended March 31, 2017 totaled $3,659,572, consisting primarily of general and administrative expenses of $2,227,353, stock compensation of $76,624, bank service fees of $181,126, commission expense of $757,712, collection fees/sales and verification fees of $13,828, professional fees of $122,834, and $280,095 of billing fees. Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended March 31, 2016 totaled $2,910,856, consisting primarily of general and administrative expenses of $1,792,484, stock compensation of $7,500, bank service fees of $150,151, commission expense of $629,451, collection fees/sales and verification fees of $6,642, professional fees of $93,736, and $230,892 of billing fees.

Net Income/(Loss) – Net income/(loss) for the quarter ended March 31, 2017 and 2016, totaled $(48,000) and $1,040,633, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

INDEX

At March 31, 2017 and December 31, 2016, our cash totaled $784,464 and $1,523,008, respectively.  Our principal cash requirements for the quarter ended March 31, 2017, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended March 31, 2017, the primary source of cash was from electricity revenues.  During the quarter ended March 31, 2016, the primary source of cash was from electricity revenues.

General - The Company’s decrease in net cash flow during the first three months of 2017 is attributable to $730,717 cash used in operating activities, $7,827 cash used in investing activities which includes $2,563 for the purchase of property and equipment.  The Company’s increase in net cash flow during the first three months of 2016 is attributable to $378,420 cash provided in operating activities, $133,295 cash used in investing activities which includes $50,612 for the purchase of property and equipment and $155,936 used by financing activity.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ended December 31, 2017.

Future Financing Needs

The Company did not commence operations and the generation of revenue until the middle of the three-month period ended March 31, 2012.   Management believes that we have adequate liquidity to support operations.  But, this belief is based upon many assumptions and is subject to numerous risks.

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

INDEX

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

INDEX

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 30, 2017 (the “2016 Form 10-K”).  The Risk Factors set forth in the 2016 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2016 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

 SUMMER ENERGY HOLDINGS, INC.

Date: May 15, 2017	By: /s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017	/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)