Form 10-Q
period 2017-06-30
SUMMER ENERGY HOLDINGS INC
filed 2017-08-11
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35496

Summer Energy Holdings, Inc.
(Exact name of registrant as specified in charter)

Nevada	202722022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bering Drive, Suite 260, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐ No ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 11, 2017 was 22,872,515.

Summer Energy Holdings, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	June 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$1,161,477	$1,523,008
Restricted cash	1,882,117	1,904,898
Accounts receivable, net	22,647,946	15,655,886
Prepaid and other current assets	380,806	325,640
Total current assets	26,072,346	19,409,432

Property and equipment, net	157,153	238,793

Deferred financing cost, net	89,944	134,916

Total assets	$26,319,443	$19,783,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$548,134	$407,602
Accrued wholesale power purchased	8,517,115	5,636,942
Accrued expenses	7,058,957	5,256,595
Total current liabilities	16,124,206	11,301,139

Long-Term Liabilities
Long-term debt, net of debt discount	2,500,000	2,500,000
Total long-term liabilities	2,500,000	2,500,000

Total liabilities	18,624,206	13,801,139

Stockholders' Equity
Common Stock - $0.001 par value, 100,000,000 shares authorized, 22,872,515 and 22,463,424 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	22,872	22,463
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	15,209,550	14,615,555
Accumulated deficit	(7,485,185)	(8,604,016)

Total stockholders’ equity	7,695,237	5,982,002

Total liabilities and stockholders' equity	$26,319,443	$19,783,141

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the Three Months Ended June 30, 2017	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016

Electricity Revenue	$29,017,573	$22,732,132	$52,349,095	$42,388,840

Cost of Goods Sold
Power purchases and balancing/ancillary	13,047,283	9,798,187	22,994,572	17,678,631
Transportation and distribution providers charge	11,595,868	9,011,192	21,224,849	16,387,017

Total cost of goods sold	24,643,151	18,809,379	44,219,421	34,065,648

Gross Profit	4,374,422	3,922,753	8,129,674	8,323,192

General and Administrative	3,068,829	3,305,644	6,728,401	6,216,499

Operating Income	1,305,593	617,109	1,401,273	2,106,693

Other Expense
Financing costs	(22,486)	(234,981)	(44,972)	(532,987)
Interest expense, net	(116,276)	(158,511)	(237,470)	(309,458)

Total other expense	(138,762)	(393,492)	(282,442)	(842,445)

Net Income Before Income Taxes	1,166,831	223,617	1,118,831	1,264,248

Income Taxes	-	(11,210)	-	(11,210)

Net Income	$1,166,831	$212,407	$1,118,831	$1,253,038

Series B Preferred shares dividend	-	(53,093)	-	(109,940)

Net Income applicable to common shareholders	$1,166,831	$159,314	$1,118,831	$1,143,098

Net Income per common share:
Basic	$0.05	$0.01	$0.05	$0.07
Dilutive	$0.05	$0.01	$0.05	$0.07
Weighted average number of shares:
Basic	22,472,415	17,462,297	22,467,944	16,900,555
Dilutive	22,661,813	17,644,695	22,731,618	17,065,038

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND JUNE 30, 2016 (UNAUDITED)
	For the Six Months Ended June 30, 2017	For the Six Months Ended June 30, 2016
Cash Flows from Operating Activities
Net Income	$1,118,831	$1,253,038
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Common stock for financing cost	-	532,987
Stock compensation expense	144,404	13,827
Non-cash financing costs	44,972	-
Depreciation of property and equipment	88,974	114,906
Bad debt expense	259,834	1,088,865
Changes in operating assets and liabilities:
Accounts receivable	(7,251,894)	(5,428,320)
Prepaid and other current assets	(55,166)	(21,724)
Accounts payable	140,532	(52,415)
Accrued wholesale power purchases	2,880,173	1,914,860
Accrued expenses	1,802,362	918,989

Net cash provided by (used in) operating activities	(826,978)	335,013

Cash Flows from Investing Activities
Sale (Purchase) of restricted cash	58,060	(142,275)
Purchase of certificate of deposit - restricted	(35,279)	-
Purchase of property and equipment	(7,334)	(66,666)

Net cash provided by (used in) investing activities	15,447	(208,941)

Cash Flows from Financing
Deferred financing costs, net	-	(179,888)
Proceeds from long term notes payable	-	2,500,000
Repayment on long term notes payable	-	(3,000,000)
Proceeds from advance from loan note	-	356,600
Repayment on advance from loan note	-	(467,657)
Dividends on Series B preferred stock	-	(86,795)
Proceeds from issuance of common shares in a private placement	450,000	1,700,000

Net cash provided by financing activities	450,000	822,260

Net Change in Cash	(361,531)	948,332

Cash at Beginning of Period	1,523,008	382,490

Cash at End of Period	$1,161,477	$1,330,822

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$11,210
Interest paid	$237,829	$309,601

Non-Cash Transactions:
Conversion of Series B preferred stock to common stock	$-	$1,900,000
Issuance of common stock for dividend payable on Series B preferred stock	$-	$23,145

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of June 30, 2017 and December 31, 2016 were estimated at $16,502,362 and $10,922,288, respectively. Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

The Company determines the allowance based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Management has determined that the allowance for doubtful accounts as of June 30, 2017, and December 31, 2016 is $1,163,805 and $999,046 respectively. Bad debt expense for the six months ended June 30, 2017 and 2016 is $259,834 and is $1,088,865, respectively.

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

NOTE 4 – PRIVATE PLACEMENT OFFERING

On June 28, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 409,091 shares of the Company’s common stock for an aggregate purchase price of $450,000.

The Company intends to use the proceeds from these investments for general corporate and working capital purposes.

NOTE 5 - LETTERS OF CREDIT

As of June 30, 2017, the Company had nine secured irrevocable stand-by letters of credit totaling $1,015,300 with a financial institution for the benefit of the Transmission and Distribution Providers ("TDSPs") that provide transition services to the Company.     The nine letters of credit renewed during the second quarter of 2017 and are subject to automatic extension and renewal provisions until the second quarter of 2018.

As of June 30, 2017, none of the letters of credit issued on behalf of the Company were drawn upon.

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

During the six months ended June 30, 2017 and 2016, the Company issued 0 shares and 482,158 shares of common stock, respectively to the Guarantors, and the Company recognized $0 and $532,987, respectively in financing cost.

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

During the six months ended June 30, 2017 and 2016, the Company paid interest expense in the amount of $0 and $227,500, respectively to BIE.

NOTE 8 – WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

No new warrants were issued or vested during the quarter ended June 30, 2017.

As of June 30, 2017, the outstanding number of warrants to purchase the Company’s common stock was 1,891,000 of which 1,625,763 were vested.

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

The Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms on the Plan and the agreement evidencing awards granted under the Plan have lapsed.  However, all awards shall be granted, if at all, within ten (10) years from the earlier of the date the Plan is adopted by the Board or the date the Plan is duly approved by the Shareholders of the Company. As of June 30, 2017, 2,000 shares remain available for issuance.

No new securities have been awarded during the quarter ended June 30, 2017.

As of June 30, 2017, there were 632,000 options outstanding and 629,500 options exercisable.

During the six months ended June 30, 2017 and 2016, the Company recorded stock compensation expense of $1,335 and $31, respectively, for vesting of prior year issued options.

At June 30, 2017, there remains approximately $444 to be expensed.

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

As of June 30, 2017, 262,000 shares remain available for issuance.

During the quarter ended March 31, 2016, the Company granted a total of 31,250 stock options from the 2015 Plan with a fair value of approximately $6,533.  The fair value of approximately $6,533 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 10 years.

During the quarter ended June 30, 2016, the Company granted a total of 33,750 stock options from the 2015 Plan with a fair value of approximately $5,868.  The fair value of approximately $5,868 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87% (ii) estimated volatility of 17% (iii) dividend yield of 0.00% and (iv) expected life of the options of 10 years.

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

During the quarter ended June 30, 2017, the Company granted a total of 45,000 stock options from the 2015 Plan with a fair value of approximately $41,879 on the date of grant. The fair value of the options in the amount of $41,879 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.86% (ii) estimated volatility of 98.52% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 10 years.

As of June 30, 2017, there were 1,238,000 options outstanding and 845,000 options exercisable.

During the six months ended June 30, 2017 and 2016, the Company recorded stock compensation expense of $141,733 and $7,264, respectively, for vesting options issued from the 2015 plan.

At June 30, 2017, there remains $313,861 to be expensed.

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

The amount of available credit under the Loan is Five Million Dollars ($5,000,000).  The Loan is revolving in nature and is evidenced by a Revolving Promissory Note (the "Note").  The maturity date of the Loan is June 30, 2018.  The Loan bears interest at a rate of 11% per annum, with a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note.

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

The loan balance as of June 30, 2017 and December 31, 2016 is $2,500,000.

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

NOTE 14 – EMPLOYEE STOCK PURCHASE PLAN

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

Results of Operations

Three Months Ended June 30, 2017, compared to the Three Months Ended June 30, 2016

Revenue – For the three months ended June 30, 2017, we generated $27,703,540 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $1,314,033. Revenues for the quarter ended June 30, 2016 were $21,614,977 from electricity revenue and $ 1,117,155 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended June 30, 2017, cost of goods sold and gross profit totaled $24,643,151 and $4,374,422, respectively. Cost of goods sold and gross profit recorded in the three months ended June 30, 2016 were $18,809,379 and $3,922,753, respectively. The Company’s increase in gross profit is a result of strategic marketing partnerships and third-party sales to both residential and commercial customers.

The three months ended June 2017 compared to the three months ended June 2016 reflects a lower profit margin which is a result of compressed unit margin caused by the competitive pressures in the marketplace and the customer base for the Company has shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.

Operating Expenses – Operating expenses for the three months ended June 30, 2017 totaled $3,068,829, consisting primarily of general and administrative expenses of $1,576,643, stock compensation expense of $67,780, bank service fees of $190,387, commission expense of $889,411, collection fees/sales and verification fees of $14,637, professional fees of $59,477, and $270,494 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the three months ended June 30, 2016 totaled $3,305,644, consisting primarily of general and administrative expenses of $2,154,847, bank service fees of $151,173, commission expense of $679,457, collection fees/sales and verification fees of $17,218, professional fees of $61,006, and $241,943 of billing fees.

The three months ended June 2017 compared to the three months ended June 2016 reflects a decrease in general and administrative expenses which is a result of adjustment to the allowance for doubtful accounts to reflect for greater efficiency in collections.

Net Income – Net income for the three months ended June 30, 2017 and 2016, totaled $1,166,831 and $212,407, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Six Months Ended June 30, 2017, compared to the Six Months Ended June 30, 2016

Revenue – For the six months ended June 30, 2017, we generated $49,901,374 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.   The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $2,447,721. For the six months ended June 30, 2016, the Company generated $40,384,142 in electricity revenue and $2,004,698 from contract cancellation, disconnection fees and late fees.

Cost of Goods Sold and Gross Margin – For the six months ended June 30, 2017, cost of goods sold and gross profit totaled $44,219,421 and $8,129,674, respectively. Cost of goods sold and gross profit recorded in the six months ended June 30, 2016 were $34,065,648 and $8,323,192.

The six months ended June 2017 compared to the six months ended June 2016 reflects a lower profit margin which is the result of compressed unit margin caused by the competitive pressures in the marketplace; and the customer base for the Company has also shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.

Operating Expenses – Operating expenses for the six months ended June 30, 2017 totaled $6,728,401 consisting primarily of general and administrative expenses of $3,803,996, stock compensation expense of $144,404, bank service fees of $371,513, commission expense of $1,647,123, collection fees/sales and verification fees of $28,465, professional fees of $182,310, and $550,590 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the six months ended June 30, 2016 totaled $6,216,499 consisting primarily of general and administrative expenses of $3,954,831, bank service fees of $301,324, commission expense of $1,308,907, collection fees/sales and verification fees of $23,860, professional fees of $154,742, and $472,835 of billing fees.

Net Income – Net income for the six months ended June 30, 2017 and 2016, totaled $1,118,831 and $1,253,038, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

Liquidity and Capital Resources

At June 30, 2017 and December 31, 2016, our cash totaled $1,161,477 and $1,523,008, respectively.  Our principal cash requirements for the quarter ended June 30, 2017, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures. During the quarter ended June 30, 2017, the primary source of cash was from electricity revenues, and $450,000 of funds received in a private placement.   During the quarter ended June 30, 2016, the primary source of cash was from electricity revenues, $1,700,000 of funds received from private placement, and $2,856,600 in loan proceeds.

General – The Company’s decrease in net cash flow during the first six months of 2017 is attributable to $826,978 cash used in operating activities, $15,447 cash provided from investing activities, which includes $7,334 for the purchase of property and equipment, and $450,000 provided by financing activity. In 2016, the net increase was $335,013 cash provided from operating activities, $208,941 cash used in investing activities, which includes $66,666 for the purchase of property and equipment, and $822,260 provided by financing activity.

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

Future Financing Needs

The Company did not commence operations and the generation of revenue until the middle of the three-month period ended March 31, 2012.   Management believes that we have adequate liquidity to support operations, but this belief is based upon many assumptions and is subject to numerous risks.

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

Changes in Internal Control over Financial Reporting

There have been no change in internal control over financial reporting during the period of time covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 28, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 409,091 shares of the Company’s common stock for an aggregate purchase price of $450,000.  The common stock was offered to the investors in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder.  The proceeds from such sale will be used for general corporate purposes.

Our reliance on Regulation D under the Securities Act was based in part upon written representations made by the investor that: (a) the investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the investor agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption from such registration is available, (c) the investor has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the investor has no need for liquidity in its investment and could afford the complete loss of such investment.  In our reliance upon Rule 506(b) of Regulation D promulgated under the Securities Act, management made the determination, based upon written representations, that such investor was an “accredited investor” as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

SUMMER ENERGY HOLDINGS, INC.

Date: August 11, 2017	By:/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017	/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)