Form 10-Q
period 2017-09-30
SUMMER ENERGY HOLDINGS INC
filed 2017-11-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐Accelerated filer                   ☐

Non-accelerated filer   ☐Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes oNo ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 13, 2017 was 25,055,833.

Summer Energy Holdings, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$1,481,050	$1,523,008
Restricted cash	1,659,339	1,904,898
Accounts receivable, net	26,796,465	15,655,886
Prepaid and other current assets	454,117	325,640

Total current assets	30,390,971	19,409,432

Property and equipment, net	135,512	238,793

Deferred financing costs, net	67,458	134,916

Total assets	$30,593,941	$19,783,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$629,405	$407,602
Accrued wholesale power purchased	10,417,059	5,636,942
Accrued expenses	9,526,199	5,256,595
Short-term debt	2,500,000	-

Total current liabilities	23,072,663	11,301,139

Long-Term Liabilities
Long-term debt, net of debt discount	-	2,500,000
Total long-term liabilities	-	2,500,000
Total liabilities	23,072,663	13,801,139

Stockholders' Equity
Common Stock - $0.001 par value, 100,000,000 shares authorized, 22,877,921 and 22,463,424 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	22,877	22,463
Subscription receivable	(52,000)	(52,000)
Additional paid in capital	15,234,956	14,615,555
Accumulated deficit	(7,684,555)	(8,604,016)

Total stockholders’ equity	7,521,278	5,982,002

Total liabilities and stockholders' equity	$30,593,941	$19,783,141

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Electricity Revenue	$34,512,759	$28,060,468	$86,861,854	$70,449,308

Cost of Goods Sold
Power purchases and balancing/ancillary	16,543,030	12,937,763	39,537,602	30,616,394
Transportation and distribution providers charge	13,862,856	11,072,847	35,087,705	27,459,864

Total cost of goods sold	30,405,886	24,010,610	74,625,307	58,076,258

Gross Profit	4,106,873	4,049,858	12,236,547	12,373,050

General and Administrative	4,144,681	3,574,276	10,873,082	9,790,775

Operating Income (Loss)	(37,808)	475,582	1,363,465	2,582,275

Other Expense
Financing costs	(22,486)	(22,486)	(67,458)	(555,473)
Interest expense, net	(139,076)	(114,888)	(376,546)	(424,346)

Total other expense	(161,562)	(137,374)	(444,004)	(979,819)

Net Income (Loss) Before Income Taxes	(199,370)	338,208	919,461	1,602,456

Provision for Income Taxes	-	-	-	(11,210)

Net Income (Loss)	$(199,370)	$338,208	$919,461	$1,591,246

Series B Preferred shares dividend	-	-	-	(109,940)

Net income (loss) applicable to common shareholders	$(199,370)	$338,208	$919,461	$1,481,306
Net income (loss) per common share:
Basic	$(0.01)	$0.02	$0.04	$0.08
Dilutive	$(0.01)	$0.02	$0.04	$0.08
Weighted average number of shares:
Basic	22,875,571	21,327,337	22,584,793	18,392,364
Dilutive	22,875,571	22,299,604	23,032,818	18,692,566

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities
Net Income (Loss)	$919,461	$1,591,246
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash financing costs	67,458	532,988
Stock compensation expense	169,815	16,234
Depreciation of property and equipment	125,491	158,502
Bad debt expense	512,019	1,572,679
Changes in operating assets and liabilities:
Accounts receivable	(11,652,598)	(7,925,707)
Prepaid and other current assets	(128,477)	(119,369)
Accounts payable	221,803	133,753
Accrued wholesale power purchases	4,780,117	3,120,462
Accrued expenses	4,269,604	1,954,370

Net cash (used in) provided by operating activities	(715,307)	1,035,158

Cash Flows from Investing Activities
Purchase of restricted cash	(77,341)	(168,725)
Cash restricted as collateral on letters of credit	322,900	(1,258,400)
Purchase of property and equipment	(22,210)	(70,214)

Net cash (used in) provided by investing activities	223,349	(1,497,339)

Cash Flows from Financing Activity
Deferred financing costs	-	(157,402)
Proceeds from long term note payable	-	2,500,000
Repayment on long term notes payable	-	(3,000,000)
Proceeds from advance from loan note	-	356,600
Repayment on advance from loan note	-	(467,657)
Payment of dividends in cash on Series B Preferred stock	-	(86,795)
Proceeds from issuance of common stock in a private placement offering	450,000	4,228,450
	,
Net cash provided by financing activities	450,000	3,373,196

Net Increase (Decrease) in Cash	(41,958)	2,911,015

Cash at Beginning of Period	1,523,008	382,490

Cash at End of Period	$1,481,050	$3,293,505

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$11,210
Interest paid, net	$376,972	$424,551

Non-Cash Transactions:
Conversion of Series B Preferred stock to common stock	$-	$1,900,000
Series B Preferred stock dividends	$-	$23,145
Cashless exercise of warrants	$5	$-

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

Marketing LLC was formed in the state of Texas on November 6, 2012 to provide certain marketing services to Summer LLC.

Summer Ohio was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.  The Public Utilities Commission of Ohio (“PUCO”) issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At this time, there is no business activity in the state of Ohio.

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2017.

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

Unbilled Revenue and Accounts Receivable

Electric services not billed by month-end are accrued based upon estimated deliveries to customers, as tracked and recorded by ERCOT, multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed to customers in the calendar month are recorded from the unbilled account to the customer receivable account.  Unbilled accounts as of September 30, 2017 and December 31, 2016 were estimated at $19,339,973 and $10,922,288, respectively. Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice.  Balances past due are subject to a late fee that is assessed on that billing.

The Company determines the allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Management has determined that the allowance for doubtful accounts as of September 30, 2017, and December 31, 2016 is $1,207,745 and $999,046 respectively. Bad debt expense for the nine months ended September 30, 2017 and 2016 is $512,019 and is $1,572,679, respectively.  Net write offs and recoveries for the nine months ended September 30, 2017 and 2016 were $548,795 and $929,340, respectively.

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

Recent Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In December 2016, the FASB further issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. The Company plans to adopt the standard using the modified retrospective approach. After assessing the new standard, the Company expects that there will be no material impacts to our revenue recognition procedures, except for information compilation for the new required disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The

ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company will adopt this standard effective January 1, 2018 as it is expected it to be applicable to the Company at that time.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods, and is not expected to have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"). ASU 2017-09 provides guidance on when changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. An entity should account for the effects of a modification unless all of the following are met:

• The fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified

• The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified

• The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 4 - PRIVATE PLACEMENT OFFERING

On June 28, 2017, the Company entered into a Securities Purchase Agreement with an investor for such investor to purchase from the Company 409,091 shares of the Company’s common stock for an aggregate purchase price of $450,000.

The Company intends to use the proceeds from this sale for general corporate and working capital purposes.

NOTE 5 - LETTERS OF CREDIT

As of September 30, 2017, the Company had six secured irrevocable stand-by letters of credit totaling $615,300 with a financial institution for the benefit of the TDSPs that provide transition services to the Company.  The six letters of credit renewed during the third quarter of 2017 and are subject to automatic extension and renewal provisions until the second quarter of 2018.

The Company has a secured irrevocable stand-by letter of credit in the amount of $250,000 for the benefit of the Company’s wholesale power provider (Note 9). The letter of credit was issued in February 2016 and is subject to automatic extension and renewal provisions.

As of September 30, 2017, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 6 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note with Comerica Bank in the amount of $1,500,000.  The Advance to Loan Amount Note had an original maturity date of December 22, 2014, which was extended through February 22, 2015. On February 22, 2015, the Advance to Loan Amount Note was increased from $1,500,000 to $1,700,000 and extended again to November 4, 2016, with interest thereon at a per annum rate equal to the "Prime Referenced Rate" plus the "Applicable Margin."   The "Prime Referenced Rate" means, for any day, a per annum interest rate which is equal to the "Prime Rate" in effect on such day, but in no event and at no time shall the "Prime Reference Rate" be less than the sum of the Daily Adjusting LIBOR Rate for such day plus 2.5% per annum. "Prime Rate" means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time. "Applicable Margin" means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first business day of each month.

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

During the nine months ended September 30, 2017 and 2016, the Company issued 0 shares and 482,158 shares of common stock, respectively, to the Guarantors, and the Company recognized $0 and $532,988, respectively, in financing costs.

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

The amount of the Term Loan was $3,000,000, and the loan was not revolving in nature.  Pursuant to the Agreement, any amounts prepaid or repaid could not be re-borrowed by the Borrower.  The maturity date of the loan was September 2, 2016.  The Term Loan bore interest at a rate of 15% per annum, except in the occurrence of an event of default, at which point the default interest rate increased to 18%.  Interest was payable in arrears on the last day of each month and on the maturity date of the loan. The Term Loan was not evidenced by a promissory note.

The Term Loan to BIE in the amount $3,000,000 was paid in full during the second quarter of 2016, and the agreements between the Company and BIE were terminated.

During the nine months ended September 30, 2017 and 2016, the Company paid interest expense in the amount of $0 and $227,500, respectively, to BIE.

NOTE 8 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

Effective August 9, 2017, the Company issued 5,406 shares of common stock to Cambria Capital, LLC (“Cambria”) pursuant to the cashless exercise of a warrant dated September 21, 2012, issued by the Company to Cambria to purchase 21,000 shares of common stock of the Company at $1.50 per share. The Cambria warrant was terminated and cancelled upon the issuance of the 5,406 shares of common stock.

No new warrants were issued or vested during the quarter ended September 30, 2017.

As of September 30, 2017, the outstanding number of warrants to purchase the Company’s common stock was 1,870,000 of which 1,604,763 were vested.

NOTE 9 - WHOLESALE POWER PURCHASE AGREEMENT

On April 25, 2014, the Company closed a transaction with DTE Energy Trading, Inc. (“DTE”), with an effective date of April 1, 2014.  As part of the transaction, the Company and DTE entered into an Energy Marketing Agreement for Electric Power (the “Energy Marketing Agreement”). Pursuant to the terms of the Energy Marketing Agreement, the Company agreed to purchase its electric power and associated services requirements from DTE, and DTE agreed to provide the Company with certain credit facilities to assist the Company in the purchase of its electric power and associated service requirements.  The Company also agreed to pay DTE a fixed monthly fee, as well as certain fees based on megawatt hours purchased.  The terms of the Energy Marketing Agreement are governed by the ISDA 2002 Master Agreement, as well as a Schedule and Power Annex thereto the ISDA 2002 Master Agreement.    In conjunction therewith, the Company and DTE also entered into a Credit Agreement, a Security Agreement and a Membership Interest Pledge Agreement.

Pursuant to the Credit Agreement, among other things DTE agreed to (i) provide a guaranty (a “Credit Guaranty”) to the Electric Reliability Council of Texas (“ERCOT”) for the benefit of the Company, and (ii) provide commodity loans for the purchase of electricity (“Commodity Loans”).  Each Commodity Loan and any Credit Guaranty shall bear interest on the outstanding principal amount thereof, from the date such Commodity Loan or Credit Guaranty is issued until it becomes due or is revoked, respectively, at a rate per annum equal to the Prime Rate (as reported by the Wall Street Journal) plus 2%.  The Company covenanted not to, among other things, (a) merge or consolidate with any other person, (b) acquire all or substantially all of the capital stock or property of another person, (c) create, assume or suffer to exist any lien on any property now owned or hereafter acquired by the Company except for permitted liens (as set forth in the Credit Agreement) or (d) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Credit Agreement).

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

NOTE 10 - 2012 STOCK OPTION AND STOCK AWARD PLAN

During 2012, the Company approved the 2012 Stock Option and Stock Award Plan (the "Plan") established to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

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

The Plan continues in effect until the earlier of its termination by the Board of Directors (the “Board”) or the date on which all the shares of stock available for issuance under the Plan have been issued and all restrictions on such shares under the terms on the Plan and the agreement evidencing awards granted under the Plan have lapsed.  However, all awards shall be granted, if at all, within ten years from the earlier of the date the Plan is adopted by the Board or the date the Plan is duly approved by the stockholders of the Company. As of September 30, 2017, 2,000 shares remain available for issuance.

No new securities have been awarded under the plan during the quarter ended September 30, 2017.

As of September 30, 2017, there were 632,000 options outstanding and exercisable.

During the nine months ended September 30, 2017 and 2016, the Company recorded stock compensation expense of $3,115 and $922, respectively, for vesting of prior year issued options.

At September 30, 2017, there remains $0 to be expensed.

NOTE 11 - 2015 STOCK OPTION AND STOCK AWARD PLAN

During the year ended December 31, 2015, the Company's stockholders approved the 2015 Stock Option and Stock Award Plan ("2015 Plan"), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The maximum aggregate number of (i) shares of stock that may be issued under the 2015 Plan and (ii) shares of stock with respect to which stock appreciation rights may be granted, is 1,500,000 and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be issued under the 2015 Plan pursuant to incentive stock options, non-statutory stock options, restricted stock grants, stock appreciation right grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted.

The 2015 Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the 2015 Plan have been issued and all restrictions on such shares under the terms on the 2015 Plan and the agreement evidencing awards granted under the 2015 Plan have lapsed.  However, all awards shall be granted, if at all, within ten years from the earlier of the date the 2015 Plan is adopted by the Board or the date the 2015 Plan is duly approved by the stockholders of the Company.

During the quarter ended March 31, 2016, the Company granted a total of 31,250 stock options from the 2015 Plan with a fair value of approximately $6,533.  The fair value of approximately $6,533 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87%, (ii) estimated volatility of 17%, (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

During the quarter ended June 30, 2016, the Company granted a total of 33,750 stock options from the 2015 Plan with a fair value of approximately $5,868.  The fair value of approximately $5,868 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.87%, (ii) estimated volatility of 17%, (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

During the quarter ended September 30, 2016, the Company granted stock options to purchase up to 2,500 shares of the Company’s common stock to a key employee. The options covering a total of 2,500 shares vest one year after the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten years from the date of grant.  The fair value of the options of $4,595 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.6%, (ii) estimated volatility of 171%, (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

During the quarter ended March 31, 2017, the Company granted a total of 293,500 stock options from the 2015 Plan with a fair value of approximately $399,526 on the date of grant. The fair value of the options in the amount of $399,526 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.93%, (ii) estimated volatility of 157.90%, (iii) dividend yield of 0.00% and (iv) expected life of all options averaging ten years.

During the quarter ended June 30, 2017, the Company granted a total of 45,000 stock options from the 2015 Plan with a fair value of approximately $41,879 on the date of grant. The fair value of the options in the amount of $41,879 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.88%, (ii) estimated volatility of 95%, (iii) dividend yield of 0.00%, and (iv) expected life of all options averaging ten years.

During the quarter ended September 30, 2017, the Company granted a total of 8,500 stock options from the 2015 Plan with a fair value of approximately $18,679 on the date of grant. The fair value of the options in the amount of $18,679 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.88%, (ii) estimated volatility of 95%, (iii) dividend yield of 0.00% and (iv) expected life of all options averaging ten years.

As of September 30, 2017, there were 1,246,500 options outstanding of which 980,000 options were exercisable and 253,500 shares remain available for issuance.

During the nine months ended September 30, 2017 and 2016, the Company recorded stock compensation expense of $166,700 and $15,312, respectively, for vesting options issued from the 2015 plan.

As of September 30, 2017, there remains $307,573 to be expensed.

NOTE 12 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

On June 29, 2016, Summer Energy, LLC (the "Borrower"), a wholly-owned subsidiary of SEH, entered into a Loan Agreement (the "Agreement") with Blue Water Capital Funding, LLC ("Blue Water").  Pursuant to the Agreement, Blue Water agreed to provide a revolving loan (the "Loan") to the Borrower, and the Borrower agreed to borrow and repay funds loaned by Blue Water.

The amount of available credit under the Loan is $5,000,000.  The Loan is revolving in nature and is evidenced by a Revolving Promissory Note (the "Note").  The maturity date of the Loan is June 30, 2018.  The Loan bears interest at a rate of 11% per annum, with a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note.

The proceeds of the Loan were used by the Borrower to repay indebtedness owed to Black Ink Energy, LLC ("BIE"), and for other corporate purposes.  Simultaneous with the closing of the Loan, Borrower paid off all outstanding debt due and owing to BIE and BIE’s security interest in and to the assets of the Borrower and to SEH's ownership interest in Borrower were terminated.

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

In connection with the Agreement, the Borrower and Blue Water also entered into a Security Agreement (the "Security Agreement"), and SEH executed a guaranty in favor of Blue Water.

Pursuant to the Security Agreement, the Borrower granted to Blue Water a second position security interest in and to the Borrower's collateral, as more fully defined in the Security Agreement, and which includes receivables, equipment, inventory, personal property, other intangibles, and proceeds from any of these, to secure the Borrower's payment of its obligations under the Loan.  The security interest granted to Blue Water is subordinate to a security interest granted to DTE pursuant to a credit agreement between the Borrower and DTE dated April 1, 2014.

The loan balance as of September 30, 2017 and December 31, 2016 was $2,500,000.

NOTE 13 - SUMMER ENERGY 401(K) PLAN

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

NOTE 14 - EMPLOYEE STOCK PURCHASE PLAN

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

NOTE 15 - TEXAS SALES AND USE TAX AUDIT

Summer LLC is currently under audit for Texas sales and use tax by the Comptroller of Public Accounts for the period from February 2013 through July 2016.

NOTE 16 - SUBSEQUENT EVENTS

On October 11, 2017, Summer Energy entered into a Sublease Agreement (the “Sublease”) with ENSCO International Incorporated, a Delaware corporation (the “Sublandlord”), pursuant to which the Company will lease approximately 20,073 square feet of space for a term beginning on December 1, 2017 and terminating on December 31, 2025 (the “Term”). The Company intends to occupy the premises as its corporate headquarters. Pursuant to the Sublease, Summer Energy will pay rent of $15,891.13 per month during the Term.  Summer Energy is also responsible for 12.08% of the operating expenses, utilities and taxes charged to Sublandlord. The first four full calendar months of rent are abated.  The Sublease also contains customary events of default.

On October 30, 2017, the Company granted stock options to purchase up to 135,000 shares of the Company’s common stock to four key employees. The options covering a total of 135,000 shares vest immediately on the date of grant.  The stock options have an exercise price of $2.15 per share and will expire ten years from the date of grant.  The fair value of the options of $257,607 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.00%, (ii) estimated volatility of 97.16%, (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On October 30, 2017, the Company granted stock options to purchase up to 5,000 shares of the Company’s common stock to two employees. The options covering a total of 5,000 shares vest one year from the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten years from the date of grant.  The fair value of the options of $ 9,445 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.00%, (ii) estimated volatility of 97.16%, (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

As described in more detail in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017, on November 1, 2017, the Company entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) with Rep Energy, LLC (“Rep Energy”) and the members of Rep Energy, whereby the Company acquired 100% of the issued and outstanding units of the membership interest of Rep Energy.   Rep Energy is owned by certain officers and board members of the Company including: Angela Hanley, President of the Company; Neil Leibman, Chief Executive Officer and a director of the Company; Jaleea George, Secretary, Treasurer, Chief Financial Officer and a director of the Company; and Tom O’Leary, a director of the Company.   The purchase price paid for the Rep Energy membership interest consisted of 2,177,912 shares of the Company’s common stock, which had an aggregate value of $3,266,867, with the price per share equal to $1.50 per share of the Company’s common stock. The terms of the Purchase Agreement and the purchase transaction were negotiated, considered and approved by a majority of the disinterested members of the Board. The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the full terms and conditions of the Purchase Agreement.  The Purchase Agreement is found in our Current Report Form 8-K filed on November 7, 2017 as Exhibit 10.2.

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

Recent Developments

The unaudited consolidated financial statements include the accounts of Summer Energy Holdings, Inc., a Nevada corporation and its wholly-owned subsidiaries Summer Energy, LLC, a Texas limited liability company (“Summer LLC”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy of Ohio, LLC (“Summer Ohio”) (collectively referred to as the “Company,” “we,” “our,” or “us”).

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

Plan of Operation

Our wholly owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (“REP”) in the state of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer retail electricity to commercial and residential customers in designated target markets within the state of Texas.  In the commercial market, the primary target is small to medium-sized customers (i.e. less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.

We began delivering electricity to customers in mid-February 2012.

Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue – For the quarter ended September 30, 2017, we generated $34,512,759 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $1,023,048. Revenues for the quarter ended September 30, 2016 were $28,060,468 from electricity revenue, which includes $1,021,738 from disconnection and late fees.

Cost of Goods Sold and Gross Profit – For the quarter ended September 30, 2017, cost of goods sold and gross profit totaled $30,405,886 and $4,106,873, respectively.  Cost of goods sold and gross profit recorded in the quarter ended September 30, 2016 were $24,010,610 and $4,049,858, respectively.

Operating expenses – Operating expenses for the quarter ended September 30, 2017 totaled $4,144,681 consisting primarily of general and administrative expenses of $2,440,982, stock compensation of $25,411, bank service fees of $240,525, professional fees of $39,764, outside commissions of $1,115,668, collection fees/sales verification fees $20,620 and $261,711 of billing fees.  Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended September 30, 2016 totaled $3,574,276 consisting primarily of general and administrative expenses of $2,067,999, stock compensation of $2,407, bank service fees of $183,338, professional fees of $47,434, outside commissions of $1,027,574 and $245,524 of billing fees.

Net Income (Loss) – Net income (loss) for the quarters ended September 30, 2017 and 2016, totaled ($199,370) and $338,208, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

During the three months ended September 30, 2017, revenues were negatively impacted by the effects of Hurricane Harvey during August 2017 when compared to the three months ended September 30, 2016.  The three months ended September 30, 2017 compared to the three months ended September 30, 2016 reflect a lower profit margin, which is a result of continued compressed unit margin caused by the competitive pressures in the marketplace and the customer base for the Company has shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.  In addition, weather significantly impacts our residential and small commercial customers and heating and cooling degree days can be used to evaluate the effect of weather on energy usage.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial as well as residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue – For the nine months ended September 30, 2017, we generated $86,861,854 in electricity revenue primarily from commercial customers and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $3,470,769.

For the nine months ended September 30, 2016, the Company generated $70,449,308 in electricity revenue which includes $3,026,436 from contract cancellation fees, disconnection fees and late fees.

Cost of Goods Sold and Gross Profit – For the nine months ended September 30, 2017, cost of goods sold and gross profit totaled $74,625,307 and $12,236,547, respectively.  Cost of goods sold and gross profit recorded in the nine months ended September 30, 2016 were $58,076,258 and $12,373,050, respectively.

Operating expenses – Operating expenses for the nine months ended September 30, 2017 totaled $10,873,082, consisting primarily of general and administrative expenses of $6,244,978 stock compensation of $169,815, bank service fees of $612,038, professional fees of $222,075, outside commission expense of $2,762,791, collection fees/sales verification fees of $49,085 and $812,300 of billing fees.  Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the nine months ended September 30, 2016 totaled $9,790,775, consisting primarily of general and administrative expenses of $6,007,631, bank service fees of $484,662, professional fees of $202,176, outside commission expense of $2,336,481, collection fees/sales verification fees $41,466 and $718,359 of billing fees.

Net Income (Loss) – Net income for the nine months ended September 30, 2017 and 2016, totaled $919,461 and $1,591,246, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

The nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 reflect a lower profit margin, which is a result of compressed unit margin caused by the competitive pressures in the marketplace and the customer base for the Company has shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins. In addition, weather significantly impacts our residential and small commercial customers and heating and cooling degree days can be used to evaluate the effect of weather on energy usage.  During the nine months ended September 30, 2017, revenues were negatively impacted by milder weather during August 2017 when compared to the nine months ended September 30, 2016.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial as well as residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Liquidity and Capital Resources

At September 30, 2017 and December 31, 2016, our cash totaled $1,481,050 and $1,523,008, respectively.  Our principal cash requirements for the quarter ended September 30, 2017, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures.

During the nine months ended September 30, 2017, the primary source of cash was from electricity revenues and $450,000 of capital raised pursuant to private placements of common stock. During the nine months ended September 30, 2016, the primary source of cash was from electricity revenues, $4,228,450 of capital raised pursuant to private placements of common stock and $2,500,000 in financing.

General – The Company’s increase in net cash flow during the nine months ended September 30, 2017 is attributable to $715,307 cash used in operating activities, $223,349 cash provided by investing activities, which includes $22,210 for the purchase of property and equipment, and $450,000 provided by financing activities.

The Company’s increase in net cash flow during the nine months ended September 30, 2016 is attributable to $1,035,158 cash provided by operating activities, $1,497,339 cash used in investing activities, which includes $70,214 for the purchase of property and equipment, and $3,373,196 provided by financing activities.

Except for the purchase agreement with Rep Energy LLC as described in footnote 16 of the financial statements, the Company has no present agreements or commitments with respect to any material acquisitions of other businesses, products, product rights or technologies. However, we will continue to evaluate acquisitions of and/or investments in products, technologies, or companies that complement our business and may make such acquisitions and/or investments in the future. Accordingly, we may need to obtain additional sources of capital in the future to finance any such acquisitions and/or investments. We may not be able to obtain such financing on commercially reasonable terms, if at all.  If we are able to obtain additional financing, such financing may result in restrictions on our operations, in the case of debt financing, or substantial dilution for stockholders, in the case of equity financing.

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ending December 31, 2017.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SUMMER ENERGY HOLDINGS, INC.

Date: November 14, 2017	By: /s/ Neil M. Leibman
Neil M. Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2017
/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)