Form 10-K
period 2017-12-31
SUMMER ENERGY HOLDINGS INC
filed 2018-03-29
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-35496

SUMMER ENERGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2722022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5847 San Felipe Street, Suite 3700, Houston, Texas, 77057

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

Yes [X]No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]No [  ]

i

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

Non-accelerated filer  ☐Smaller reporting company  ☒

Emerging growth company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes []No [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17,066,637 (based on the average bid price of the common stock on that date as reported by OTC Markets). For this purpose, shares of common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its common stock.

As of March 28, 2018 the registrant had 25,055,833 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2018 Annual Meeting of Stockholders to be filed on or before April 25, 2018.

ii

SUMMER ENERGY HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

iii

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

PART I

ITEM 1. BUSINESS

Introduction

Summer Energy Holdings, Inc. (including our subsidiaries, Summer Energy, LLC (“Summer LLC”), Summer Energy of Ohio (“Summer Ohio”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”), are referred to collectively in this Annual Report, as the “Company,” “Summer Energy,” “we,” “our” and “us”).   The Company’s primary business operations are conducted through our subsidiaries Summer LLC and Summer Northeast.  Summer LLC is a Texas limited liability company that is licensed within the state of Texas as a Retail Electric Provider (“REP”) by the Public Utility Commission of Texas (“PUCT”).  Summer Northeast is a Texas limited liability company that is licensed as a REP in New Hampshire, Massachusetts, Connecticut and Rhode Island and currently operates in Massachusetts and Rhode Island.  As stated above, references to the “Company,” the “Registrant,” “we,” our,” and “us” or similar terms, refer to Summer Energy Holdings, Inc. (f/k/a Castwell Precast Corporation), and its predecessors and its subsidiaries, except where the context makes clear that the reference is only to a specific subsidiary.

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

Description of Our Company and Predecessor

The Company was incorporated in the state of Nevada under the name Castwell Precast Corporation on March 25, 2005.  On March 27, 2012, the Company (f/k/a Castwell Precast Corporation), closed the transaction (the “Transaction”) contemplated by that certain Agreement and Plan of Contribution entered into on January 17, 2012 among the Company, Summer LLC, and the individual members of Summer LLC (the “Contribution Agreement”).  A copy of the Contribution Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2012, and the description contained herein of the terms of the Contribution Agreement is qualified in its entirety by reference to the provisions thereof.  Further, a more complete description of the Transaction is set forth in the Company’s Current Report on Form 8-K dated March 30, 2012.  Prior to the consummation of the Transaction, the Company’s principal business activity, carried out entirely through its wholly-owned subsidiary Castwell Precast Inc., was the manufacture and installation of decorative window wells made from precast concrete.  Castwell Precast Inc. was incorporated in the state of Utah on March 24, 2005.  The Company ceased the business of manufacturing and installing decorative window wells, and currently conducts the business of purchasing and reselling electric power within the states of Texas, Massachusetts and New Hampshire through its wholly owned subsidiaries Summer LLC and Summer Northeast.

Overview

Following the Transaction, the Company now carries on, through Summer LLC and Summer Northeast, the business of an REP in the states of Texas, Massachusetts and New Hampshire, with head offices located at 5847 San Felipe Street, Suite 3700, Houston, Texas 77057.  The Company’s telephone number is (713) 375-2790, its fax number is (713) 375-2794, and its website is www.summerenergy.com.  The information accessible through the Company’s website does not constitute part of, and is not incorporated by reference into, this Annual Report.

Summer LLC was organized as a Texas limited liability company on April 6, 2011, by the filing of a certificate of organization with the Texas Secretary of State.  In September of 2011, Summer LLC was awarded a license by the PUCT to operate as an REP in Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  All REPs must be certified by the Electric Reliability Council of Texas (“ERCOT”) to operate within the Texas market. In Texas, ERCOT serves as the Independent System Operator (“ISO”) of the power grid and enables REPs, generators, regulated transmission and distribution service providers (“TDSPs”), and ultimately customers, to operate in a deregulated marketplace.  ERCOT is responsible for coordinating and monitoring all communications by and between the power generator, the retail electric provider and the TDSP, including customer sign up, meter reading and billing between the end user, power generator and the REP.

Summer Northeast was organized as a Texas limited liability company on December 21, 2007 and was awarded licenses to operate as a REP by the public utility commissions of New Hampshire, Massachusetts, Rhode Island and Connecticut.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer our customers competitive electricity rates, flexible payment and pricing choices, simple offers with understandable terms and responsive customer service.

We offer retail electricity to commercial and residential customers in designated target markets within the states of Texas, Massachusetts and New Hampshire.  In the commercial market, the primary targets are small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers. Residential customers are a secondary target market.  At this time, a majority of our customers are located in the Houston and Dallas-Fort Worth metropolitan areas, although our footprint extends to metropolitan and rural areas.

We rely upon established relationships and low-cost branding programs to attract commercial and residential customers.  We continue to evaluate opportunities to expand our areas of operations as certain market regions elect to opt-in to deregulation.  In addition, we continue to evaluate and pursue opportunities to acquire other REPs to the extent these acquisitions would provide value to us.

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

As of December 31, 2017, we had 74 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Expansion into New Markets

If the Company enters additional deregulated markets, we will be required to operate within the specific regulatory environment of such state or region. We will evaluate the regulatory environment of each market, in addition to other operational, financial and customer considerations, before determining whether to pursue other market area opportunities.

Marketing and Sales

The Company is in the process of implementing a multi-tiered marketing and sales strategy.  The short-term emphasis is on controlled growth, utilizing indirect marketing through third-party relationships. Indirect marketing efforts, including the following, allow the Company to facilitate growth while keeping expenses low by avoiding the expense associated with creating and managing a full sales team:

•Aggregators, Brokers, Consultants - often referred to as “ABC’s” in the retail power industry;

•Affinity Programs - Gift card programs; Company-branded product incentives;

•Multifamily Housing Programs - incentivizing property management companies based on referrals to their tenants;

•Referrals - reaching out to individuals connected to the community and providing incentives for sign-ups; and

•Charitable Programs - enhancing referral programs and offering customers the chance to donate referral fees to local charitable organizations.

As the Company grows, we expect to achieve long-term growth by enhancing our indirect marketing efforts as well as growing our residential customer base.  These initiatives include or will include, without limitation:

•Releasing an online portal for third parties to manage their commercial pricing requests and customer data remotely with minimal intervention of sales staff;

•Further business development by strengthening existing and revisiting weakened or less active relationships;

•Improving efficiency of our sales teams through further IT development and automation;

•Increasing our pre-paid electric residential segment via online and relationship marketing; and

•Refining our multi-family marketing division through IT improvements, increased staffing, and onsite marketing support to properties promoting our product.

Direct marketing efforts continue to be a result of management’s existing relationships, direct traffic to our enrollment platform on our website, and customer referrals.

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

The Company’s present management and staff have significant experience working in the Texas retail energy market.  Management and staff also have experience with REPs who operate in Maryland, New Hampshire, the District of Columbia and Massachusetts.  We believe management’s experience with these entities will contribute to management’s ability to market and grow the Company into a successful REP in the markets in which we operate.

Because of management’s prior experience, management and staff have developed and maintained strong connections with agents, brokers, property owners and others in the markets in which we operate.  Through these relationships, the Company anticipates building sales momentum.

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

ITEM 1A.RISK FACTORS

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

Risks Factors Related to Our Business and Industry

We depend on key personnel.

For the foreseeable future, our success will depend largely on management’s industry knowledge, marketing skills and relationships with key investors, customer bases and industry leaders. The Company has employment agreements with management and other key personnel.  We do not maintain key life insurance policies for our executive officers.  Should any of these individuals leave the Company, it may have a material adverse effect on our future results of operations.

Recourse to the Company’s assets.

Outside of our wholesale contracts, our customer contracts and our REP certificates, the Company currently has limited assets that are available to satisfy liabilities and other obligations of the Company.  If the Company becomes subject to a liability, parties seeking to have the liability satisfied may have recourse to the Company’s assets.

We will indemnify management and the members of the Board of Directors.

Members of our executive management (“Management”) and other key decision-makers will be entitled to indemnification from the Company except in certain circumstances, as more fully set forth in our Articles of Incorporation, Bylaws and separate indemnification agreements.

Stockholders will have no right to participate in management of the Company.

Stockholders in the Company will not have the right to participate in the management of the Company or in decisions made by Management on the Company’s behalf.  As a result, stockholders will have almost no control over their investments in the Company or their prospects with respect thereto.

Uncertain economic conditions.

Recent economic events have created uncertainty with respect to the condition of the economy in the United States. Certain economic factors and indicators have suggested that such events have had a substantial negative effect on the economies of the United States and the states in which we operate.  Furthermore, several industries have experienced financial difficulties.  In addition, there have been material adverse effects on the world’s economies caused by illegal activities in the business and accounting professions resulting in significant declines in the United States equity markets.  Other equity markets have been similarly affected.  It is impossible to determine at this time the long-term effects of these events and conditions on the economy. Any negative change in the general economic conditions could adversely affect the financial condition and our operating results. Unforeseen incidents, such as terrorist attacks, corporate fraud or general weakness in the economy, could have a negative impact on the overall economic state of the market in which we intend to market and utilize our products and services.  The Company may experience difficulty in raising additional capital necessary for expenses and growth, may experience underfunding due to the timing of payments received and due to the seasonality of the markets in which we operate and customer electricity usage.

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

We are substantially dependent on a single party to purchase our electricity.

Our subsidiary, Summer LLC, is party to an Energy Marketing Agreement for Electric Power with DTE Energy Trading, Inc. (“DTE”) whereby, with limited exceptions, it is required to purchase all of its electric power and associated services requirements from DTE.  We therefore rely substantially on DTE in order to meet our customers’ needs. If we default in our obligations to DTE, we may be unable to purchase the required electricity supply to service our customers in Texas.  If we are unable to purchase through DTE, we may be forced to purchase substantial electricity supply in the open market to meet customer demand at a time when energy prices are volatile, which could have an adverse impact on our financial condition. Our obligations to DTE are secured by a first position security interest in all of our assets, equipment and inventory.  Summer Northeast purchases its electric power from a different provider.

Our business is dependent on retaining licenses in the markets in which we operate.

Our business model is dependent on continuing to be licensed in existing markets. If we have a license revoked or are not granted renewal of a license, or if our license is adversely conditioned or modified, it could materially and adversely affect our business, financial condition, cash flows and results of operations.

Volatile energy prices and regulatory risk.

Sustained high energy prices, ongoing price volatility, decreasing reserve margins, and changing environmental regulation all creates a risk of increased regulatory and/or legislative intervention, which may limit our flexibility within the deregulated market.  In addition, ISOs, public utility commissions, and state legislatures possess significant regulatory control over our business operations in all markets. Factors outside of our control may cause changes to the deregulated electricity structure at any time, which may have an adverse effect upon our business.

The Company believes that competitive markets yield a broad range of innovative product and service alternatives to consumers and ultimately lead to the most efficient use of resources.  We believe regulatory entities should continue to take actions that encourage competition in the industry, but no assurance can be given that this will be the case. Regulatory and/or legislative intervention could disrupt the in the market structure of electricity prices, which could impact the Company’s results of operations.  The Company’s earnings and cash flows may also be adversely affected in any period in which the demand for power significantly varies from forecasted supply, which may occur due to, among other factors, weather events, competition and economic conditions.

Reliance on TDSPs affiliated with our competitors to perform some functions for our customers.

Under our regulatory structure, we may be required to enter into agreements with local incumbent utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. While we are optimistic about our ability to enter into acceptable agreements in relevant markets, any delay in future negotiations for access or our inability to enter into reasonable agreements to operate could delay or negatively impact our ability to serve our customers, which could have a material negative impact on our business, results of operations, and financial condition.

In certain markets we are dependent on TDSPs for maintenance of the infrastructure through which we deliver electricity to our retail customers. Any infrastructure failure that interrupts or impairs delivery of electricity to our customers could negatively impact the satisfaction of our customers with our service and could have a material adverse effect on our results of operations, financial condition and cash flow.  Additionally, in certain markets we are dependent on TDSPs for performing service initiations and changes, and for reading our customers’ energy meters. We are required to rely on the TDSPs, or, in some cases, ERCOT, to provide us with our customers’ information regarding energy usage, and we may be limited in our ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the TDSPs or ERCOT could have a material adverse effect on our business, results of operations, financial condition and cash flow.  In addition, any operational problems with our new systems and processes could similarly have a material adverse effect on our business, results of operations, financial condition and cash flow.  Further, we rely on the TDSPs to properly repair and maintain electrical lines in outages caused by severe weather, which may produce a delay in providing service to the Company’s customers, which can negatively impact the Company.

We are subject to government regulation and extensive government regulation may increase our costs and slow our growth.

Significant regulations imposed at the federal, state and local levels govern the provision of utility services and affect our business and our existing and potential competitors. Delays in receiving required regulatory approvals, the enactment of adverse legislation, regulations or regulatory requirements, or the application of existing laws and regulations to certain services may have a material adverse effect on our business, financial condition, results of operations and cash flow. In addition, future legislative, judicial and regulatory agency actions could alter competitive conditions in the markets in which we intend to operate, in ways not necessarily to our advantage.

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

Our business is dependent on information sharing among market participants. This information includes customer enrollment information, ERCOT transactions, meter readings, invoices for wire line charges, etc. Therefore, our success as an independent REP is impacted by our ability to handle this information, and we are dependent on third parties to provide timely and accurate information to us. We rely on a combination of internal systems including telephone, Internet, load forecasting, as well as systems operated by third parties.  Failure to receive timely and accurate information could have an adverse impact on our business.

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

We depend on the accuracy of data in our information management systems, which subjects us to risks.

We depend on the accuracy and timeliness of our information management systems for billing, collections, consumption and other important data. We rely on many internal and external sources for this information, including:

•our marketing, pricing and customer operations functions; and

•various local regulated utilities and independent system operators (ISOs) for volume or meter read information, certain billing rates and billing types (e.g., budget billing) and other fees and expenses.

Inaccurate or untimely information, which may be outside of our direct control, could result in:

•inaccurate and/or untimely bills sent to customers;

•reduced effectiveness and efficiency of our operations;

•inability to adequately hedge our portfolio;

•increased overhead costs;

•inaccurate accounting and reporting of customer revenues, gross margin and accounts receivable activity;

•inaccurate measurement of usage rates, throughput and imbalances;

•customer complaints; and

•increased regulatory scrutiny.

We are also subject to disruptions in our information management systems arising out of events beyond our control, such as natural disasters, epidemics, failures in hardware or software, power fluctuations, telecommunications and other similar disruptions. In addition, our information management systems may be vulnerable to computer viruses, incursions by intruders or hackers and cyber terrorists and other similar disruptions. A successful cyber-attack on our information management systems could severely disrupt business operations, preventing us from billing and collecting revenues, and could result in significant expenses to investigate and repair security breaches or system damage, lead to litigation, fines, other remedial action, heightened regulatory scrutiny, diminished customer confidence and damage to our reputation. We do not maintain cyber-liability insurance that covers certain damage caused by cyber events.

Inaccurate data and disruptions of our information management systems to perform as anticipated for any reason could materially and adversely affect our business, financial condition, cash flows and results of operations.

Certain political and natural events may affect our Company.

Catastrophic events or geo-political conditions may disrupt our business. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event or natural disaster could cause delays in performing critical functions.  A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results.  For example, in the third quarter of 2017, Hurricane Harvey caused historic flooding, extensive damage and widespread power outages across the Gulf Coast of Texas. Although we did not suffer physical damage to our Houston office, the hurricane negatively impacted our ability to serve our customers and deliver electricity in this region during the hurricane and for the following weeks.

Weather and other related commodity risks may affect our ability to manage and maintain a balanced supply/demand book.

Commitments for future purchase of electricity supply (i.e., forward power contracts) are based solely on our current customer base under contract.  No speculative positions to buy or sell electricity are allowed by our internal risk policy.  Long term supply positions are consistently monitored and rebalanced due to adding or removing customers, long term weather assumptions, and economic indicators. Short term supply positions are also monitored and rebalanced due to changing demand positions.  Short term changes in demand are, driven primarily by the weather forecasts for the geographical areas in which we operate. We plan to continue to maximize retail earnings through efficient procurement practices, with the primary goal being to protect the earnings generated by the retail business.  However, fluctuations in actual weather conditions, generation availability, transmission constraints, and generation reserve margins may all have an impact on the actual power prices and the electricity consumption of our customers on a given day. Extreme weather conditions may force us to purchase electricity in the balancing market on days when weather is unexpectedly severe, and the pricing for balancing market energy may be significantly higher on such days than the cost of electricity in our existing fixed priced contracts. Unusually mild weather conditions could leave us with excess power which may be sold in the balancing market at a loss if the balancing market price is lower than the Company’s cost of electricity in our existing fixed priced contracts.

Commodity pricing is an inherent risk component of our business operations and our financial results. The prevailing market prices for electricity and fuel may fluctuate substantially over relatively short periods of time, potentially adversely impacting our results of operations, financial condition and cash flows. Changes in market prices for electricity and fuel may result from any of the following:

•weather conditions;

•seasonality;

•demand for energy commodities and general economic conditions;

•forced or unscheduled plant outages;

•disruption of electricity or gas transmission or transportation infrastructure or other constraints or inefficiencies;

•addition or reduction of generating capacity;

•environmental and emissions regulation;

•availability of competitively priced alternative energy sources;

•availability and levels of storage and inventory for fuel stocks;

•natural gas, crude oil and refined products, and coal production levels;

•the creditworthiness or bankruptcy or other financial distress of market participants;

•changes in market liquidity;

•natural disasters, wars, embargoes, acts of terrorism and other catastrophic events; and

•Federal and state governmental regulation and legislation.

Our financial results fluctuate on a seasonal, quarterly and annual basis.

Our overall operating results fluctuate substantially on a seasonal, quarterly and annual basis depending on: (1) the geographic mix of our customer base; (2) the concentration of our product mix; (3) the impact of weather conditions on commodity pricing and demand; (4) variability in market prices for electricity; and (5) changes in the cost of delivery of commodities through energy delivery networks. These factors can have material short-term impacts on monthly and quarterly operating results, which may be misleading when considered outside of the context of our annual operating cycle. In addition, our accounts payable and accounts receivable are impacted by seasonality due to the timing differences between when we pay our suppliers for accounts payable versus when we collect from our customers on accounts receivable.

Accordingly, we may experience seasonal, quarterly and annual fluctuations, which could materially and adversely affect our business, financial condition, cash flows and results of operations.

We may have difficulty retaining our existing customers or obtaining a sufficient number of new customers, due to competition and for other reasons.

The markets in which we compete are highly competitive, and we may face difficulty retaining our existing customers or obtaining new customers due to competition. We encounter significant competition from local regulated utilities or their retail affiliates and traditional and new REPs. Many of these competitors or potential competitors are larger than us, have access to more significant capital resources, have more well-established brand names and have larger existing installed customer bases.  Additionally, existing customers may switch to other REPs during their contract terms in the event of a significant decrease in the retail price of electricity in order to obtain more favorable prices. Although we generally have a right to collect a termination fee from each customer on a fixed-price contract that terminates its contract early, we may not be able to collect the termination fees in full or at all.

If we are unable to obtain new customers or maintain our existing customers, due to competition or otherwise, it could materially and adversely affect our business, financial condition, cash flows and results of operations.

We are subject to direct credit risk for certain customers who may fail to pay their bills as they become due.

We bear direct credit risk related to our customers located in markets that have not implemented purchase of accounts receivable (“POR”) programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for one to two billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices also result in a higher risk of customers being unable to pay their bills when due.

The failure of our customers to pay their bills or our failure to maintain adequate billing and collection procedures could adversely affect our financial results.

We may not be able to manage our growth successfully.

The development of our operations will depend upon, among other things, our ability to create and expand our customer base in our existing markets and to enter new markets in a timely manner and at reasonable costs. In addition, we anticipate that our employee base will grow in order for us to accommodate our increased customer base. We may experience difficulty managing the growth of a portfolio of customers that is diverse both with respect to the types of services they will require, the market rules in their jurisdiction and the infrastructure required to deliver electricity to those customers. Expanding our operations may also require continued development of our operating and financial controls and may place additional stress on our management, finances and operational resources. If we are unable to manage our growth and development successfully, our operating results and financial condition could be materially adversely affected.

Achieving the desired benefits of acquisitions may be subject to a number of challenges and uncertainties which make it hard to predict the future success of each entity.

We acquired Summer Energy Northeast, LLC (formerly known as REP Energy, LLC) with expected benefits including, among other things, operating efficiencies, entering into new markets, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations

We rely on a third party vendor for our customer billing and transactions platform that exposes us to third party performance risk.

We have outsourced our back office customer billing and transactions functions to a third party, and we rely heavily on the continued performance of that vendor under our commercial agreement. Failure of our vendor to operate in accordance with the terms of the agreement or the vendor’s bankruptcy or other event that prevents it from performing under our agreement could materially and adversely affect our business, financial condition, cash flows and results of operations.

We face strong competition from incumbent utilities and other competitors.

The market in which the Company operates is highly competitive.  The Company faces competition from many competitors with significantly greater financial resources, well-established brand names and large, existing installed customer bases. We expect the level of competition to intensify in the future.  We expect significant competition from incumbent, traditional, and new electricity providers, which may be better capitalized than the Company.

In some markets, our principal competitor may be the local incumbent utility’s unregulated affiliates.  These affiliates have the advantage of long-standing relationships with their customers, and they may have longer operating histories, greater financial and other resources and greater name recognition in their markets than we do.  In addition, incumbent utilities have been subject to regulatory oversight, in some cases for close to a century, and thus have a significant amount of experience regarding the regulators’ policy preferences as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service.

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

In the event of a default by a REP of its payment obligations to ERCOT, the portion of that obligation that is unrecoverable by ERCOT from the defaulting REP is assumed by the remaining market participants in proportion to each participant’s load ratio. As an REP and market participant in ERCOT, we may have to pay a portion of the amount owed to ERCOT should such a default occur, and ERCOT is not successful in recovering such amounts. As an early stage company, any such default of a REP in its obligations to ERCOT could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

ERCOT has experienced problems with its information systems.

Problems in the flow of information between ERCOT, TDSPs and the REPs have resulted in delays and other problems in enrolling and billing customers. When customer enrollment transactions are not successfully processed by all involved parties, ownership records in the various systems supporting the market are not synchronized properly and subsequent transactions for billing and settlement are adversely affected. The impact may mean that we are not listed as the electric provider-of-record for intended or agreed upon time periods, delays in receiving customer consumption data that is necessary for billing and settlement either through ERCOT or directly with TDSPs, as well as the incorrect application of rates or prices and imbalances in our electricity supply forecast and actual sales.

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

Our results of operations and financial condition could be negatively impacted by any development or event beyond our control that causes economic weakness in the markets in which we operate.

Currently, we operate in Texas, New Hampshire and Massachusetts.  As a result, regardless of the state of the economy in areas outside the markets in which we operate, economic weakness in these markets could lead to reduced demand for electricity in these markets. Such a reduction could have a material negative impact on our results of operations, liquidity and financial condition.

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

Our subsidiary, Summer LLC, is party with Blue Water Capital Funding, LLC (the “Lender”), to, and we are liable with Summer LLC for, up to $5 million of outstanding debt under a revolving loan made pursuant to a loan agreement and accompanying revolving promissory note, security agreement and guaranty (collectively, the “Loan Agreement”). The maturity date of the outstanding Loan Agreement is June 30, 2018.  Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.  Further, under the Loan Agreement, Summer LLC is subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on Summer LLC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) make certain dispositions of assets; (4) merge, dissolve, consolidate or sell all or substantially all of its assets; and (5) enter into certain transactions with affiliates during the term of the Loan Agreement.  If Summer LLC breaches any of these restrictive covenants or is unable to pay the indebtedness under the Loan Agreement when due, this could result in a default under the Loan Agreement. In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Loan Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Loan Agreement is secured by a second position security interest in all assets of Summer LLC and is guaranteed by the Company.

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

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock is likely to be less than $5.00 per share and, therefore, may be designated as a “penny stock” according to SEC rules.  This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.  These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Beginning December 1, 2017, we currently lease approximately 20,073 square feet of office space on the 37th floor of 5847 San Felipe, Houston, Texas, pursuant to a sublease agreement dated October 13, 2017 with ENSCO International Incorporated (“Sublandlord”) for a term beginning on December 1, 2017 and terminating on December 31, 2025.  The rent payments will be $15,891.13 per month during the term of the sublease agreement.   The Company is also responsible for 12.08% of the operating expenses, utilities and taxes charged to the Sublandlord.

We currently pay lease payments for the remaining terms of the lease agreement for office space located at 800 Bering Drive, Suite 260, Houston, Texas 77057.   For the period of November 1, 2016 and through October 31, 2017, the base lease payments were $12,665 per month, beginning November 1, 2017 through October 31, 2018 the base payments will be increased to $12,934 and beginning November 1, 2018 through October 31, 2019 the base lease payments will increase to $13,203.

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation which will expire on February 28, 2020. The monthly base rent is $3,726.63 for the period of November 1, 2017 to February 2018 and $3,904.08 for the remainder of the term of the sublease.

The premises are sufficient for the Company’s current needs.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

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

There is not, nor has there been, an active trading market for our common stock.  The following table presents quarterly information on the high and low sales prices of our common stock during the fiscal years ended December 31, 2017 and 2016, furnished by the OTC Markets.

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$ 1.57	$ 1.30
Second Quarter	$ 1.57	$ 1.00
Third Quarter	$ 3.05	$ 1.40
Fourth Quarter	$ 2.50	$ 1.60

Fiscal Year Ended December 31, 2016
First Quarter	$ 1.40	$ 1.00
Second Quarter	$ 1.55	$ 1.01
Third Quarter	$ 2.30	$ 1.53
Fourth Quarter	$ 1.75	$ 1.40

The high and low sales prices for our Common Stock on March 28, 2018, as quoted on the OTCQB, were $1.85 and $1.85, respectively.

Holders

On March 28, 2018, we had approximately 126 stockholders of record.

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

Repurchases

During the fiscal years ended December 31, 2017 and 2016, we did not repurchase any of our securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2017 with respect to our existing equity compensation plans under which shares of our common stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	632,000	$1.24	2,000
Equity compensation plans approved by security holders (2):	1,430,000	$1.74	70,000
Equity compensation plans not approved by security holders (3):	1,656,993	$1.42	-
Total	3,718,993		72,000

(1)This plan is the 2012 Stock Option and Stock Award Plan.

(2)  This plan is the 2015 Stock Option and Stock Award Plan.

(3)From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance-based compensation.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-3 of this Annual Report.

Background

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer Energy of Ohio (“Summer Ohio”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer LLC is a REP in the state of Texas under a license with the Public Utility Commission of Texas (“PUCT”).  Summer LLC procures wholesale energy and resells to commercial and residential customers.  Summer LLC was organized on April 6, 2011, under the laws of the state of Texas.

Marketing, LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.

Summer Ohio was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At December 31 2017, there was no business activity in the State of Ohio.

Summer Northeast, a Texas limited liability company formerly named REP Energy, LLC, was acquired on November 1, 2017 and became a wholly-owned subsidiary of Summer Energy Holdings, Inc.   Summer Northeast is a REP serving electric load to both residential and commercial customers in New Hampshire and Massachusetts and holds licenses in Massachusetts, Rhode Island, New Hampshire and Connecticut.

Overview

Our wholly-owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (“REP”) in the state of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, Summer LLC sells electricity and provides the related billing, customer service, collections and remittance services to residential and commercial customers.  Summer LLC offers retail electricity to commercial and residential customers in designated target markets within the state of Texas.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through Management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of Summer LLC’s customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.   We began delivering electricity to customers in the Texas market mid-February 2012.

Our wholly-owned subsidiary, Summer Northeast, is a licensed REP in the states of Massachusetts, New Hampshire, Rhode Island and Connecticut.  In general, the regulatory structure in these states permits REPs, such as Summer Northeast, to procure and sell electricity at unregulated prices.  As a REP, Summer Northeast sells electricity to residential and commercial customers.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through Management’s existing, historical relationships.  Residential customers are a secondary target market.  At this time, Summer Northeast sells electricity in Massachusetts and New Hampshire.   There is no sales activity in the states of Connecticut and Rhode Island.

During the year ended December 31, 2017, we added 12 full-time employees to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout the Texas market and in the Northeast United States (“U.S.”) market.

As of December 31, 2017, we had 74 full-time employees.

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

We consider the following accounting policies to be those most important to the portrayal of our financial condition and those that require the most subjective judgment:

Revenue Recognition

Our electricity revenue in the Texas market is recognized by our Company upon delivery of electricity to a customer’s meter.  This method of revenue recognition is commonly referred to as the flow method.  The flow method of revenue relies upon Electric Reliability Council of Texas (“ERCOT”) settlement statements to determine the estimated revenue for a given month.  Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.  Electricity revenue consists of proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost.

The Company’s revenue in the Northeast market is recorded based on the flow method of revenue recognition for electricity delivered through the end of the calendar month to retail customers’ meters and relies upon the settlement statements from ISO New England Inc. (“ISO New England”) to determine the estimated revenue for a given month.    Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.

Unbilled Revenue and Accounts Receivable

Electric services in the Texas market not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account. Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The customers’ past due balances are subject to a late fee that is assessed on that billing.

Electric services in the ISO New England market not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kWh in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company.

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse, therefore, no allowance for doubtful accounts are recorded as of December 31, 2017.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of goods sold (“COGS”) within the Texas market include electric power purchased and pass through charges from the TDSPs in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.   COGS within the ISO New England market is comprised of wholesale costs based upon the wholesale power tariff rate for volumes purchased during the delivery month and scheduling fees.

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

Balancing/ancillary costs are based on the customer load and are determined by ERCOT and ISO New England through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing programs.

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

New Customer Implementation Costs

We ordinarily incur additional costs to implement our services for new customers. These costs are comprised primarily of additional labor and support. These costs are expensed as incurred and have a negative impact on our statements of operations and cash flows during the implementation phase.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto which begin on page F-3 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 2 of our financial statements for a summary of our significant accounting policies.

Results of Operations

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016

Revenue – For the year ended December 31, 2017, the Company generated $117,683,175 in electricity revenue from commercial customers and various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fess and late fees in the amount of $4,804,289.   Electricity revenues for the year ended December 31, 2016 were $90,180,309, including $4,351,695 from contract cancellation fees, disconnection fees and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.  Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Profit – For the year ended December 31, 2017, cost of goods sold and gross profit totaled $99,898,779 and $17,784,396, respectively.  Cost of goods sold and gross profit for the year ended December 31, 2016 totaled $76,716,334 and $13,463,975, respectively.

Operating expenses – Operating expenses for the year ended December 31, 2017, totaled $15,194,672, consisting of general and administrative of $8,350,781, bank services fees of $881,585, collection fees/sales verification fees of $67,765, outside commissions’ expense of $3,836,336, professional fees of $353,060, bad debt reserve of $750,011 and $955,134 of billing fees.   Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (“EDI”) providers to handle transactions between us, ERCOT and the TSDPs in order to produce customer bills.

Operating expenses for the year ended December 31, 2016 totaled $13,426,756, consisting of general and administrative expenses of $6,820,886, bank services fess of $674,502, collection fees/sales verification fees of $61,507, outside commissions’ expense of $3,124,275, professional fees of $234,054, bad debt expense of $1,543,840 and $967,692 of billing fees.

Net Income/(Loss) – Net income/(loss) for the years ended December 31, 2017 and 2016, totaled $1,266,608 and $(1,173,864), respectively.  The 2017 net income compared to the 2016 net loss relates primarily to growth of the company and continued efforts to gain economies of scale.

Liquidity and Capital Resources

At December 31, 2017 and 2016, our cash totaled $313,757 and $1,523,008, respectively.  Our principal cash requirements for the year ended December 31, 2017 and 2016, were for operating expenses and cost of goods sold, including power purchases, employee cost, customer acquisition and capital expenditures. During the year ended December 31, 2017, the primary source of cash was from electricity revenues and $450,000 from capital raised pursuant to a private placement of our common stock.  During the year ended December 31, 2016, the primary source of cash was from electricity revenues, $2,500,000 in loan proceeds, and $4,228,450 from capital raised pursuant to a private placement of our common stock.

General – The Company’s decrease in net cash flows during the year ended December 31, 2017 is attributable to $1,907,359 cash used in operating activities, $273,108 cash provided in investing activities, including $75,897 used for the purchase of property and equipment, and net cash of $425,000 provided by financing activities primarily consisting of $450,000 received by the Company from the sale of our common stock through private placements.  During the year ended 2016, the Company’s increase in net cash flows was attributable to $861,401 cash used in operating activities $1,348,792 cash used in investing activities, including $76,762 used for the purchase of property and equipment, and net cash of $3,350,711 provided from financing activities primarily from $4,228,450 received by the Company from the sale of our common stock through private placements.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business in the upcoming year ending December 31, 2018.  The anticipated source of funds is electricity revenues, lending and capital raised in the upcoming year ending December 31, 2018.

Future Financing Needs

The Company commenced operations and the generation of revenue during the year ended December 31, 2012.   Management believes that we have adequate liquidity to support operations, but, this belief is based upon many assumptions and is subject to numerous risks.

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

Related Party Transactions

On August 29, 2013, the Company entered into two, five-year credit facility agreements with two members of the Company’s Board of Directors, Neil Leibman and Tom O’Leary (Mr. Leibman is also an executive officer).  Both parties agreed to act as surety and personal guarantors (“Guarantors”) with respect to $826,000 of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that were necessary for the Company to carry out its business.  As consideration for acting as surety and personal Guarantors, the Company issued each 413,000 shares of its Series A Preferred Stock.  On May 6, 2014, the Guarantors were released from such obligation by the Company when the Company exercised the Call Right reflected within the two Credit Facility Agreements.   On May 13, 2014, the Company granted a five-year stock option to each Guarantor to purchase 151,115 shares of the Company’s common stock at an exercise price of $1.50 per share.

On April 18, 2014, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed an Advance to Loan Amount Note in the amount of $1,500,000 which increased to $1,700,000.  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company’s common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced in consideration for agreeing to act as a Guarantor of the Advance to Loan Amount Note.  In May 2016, the Company released the Guarantors from the obligation to guaranty the Advance to Loan Amount Note and stock payments for such guaranty were discontinued as of May 31, 2016.   The balance of the Advance to Loan Amount Note was zero as of December 31, 2016.

On July 22, 2016, the Company advanced $611,424 to a related party for purposes of short-term financing.   Such advances were paid back in full to the Company on August 9, 2016.

During the year ended December 31, 2016, the Company provided employee services to a related party valued at $73,078.  In addition, the related party provided aviation services to the Company in the amount of $20,463.  The net effect of these services to the Company was $52,615.   There were no outstanding balances between the Company and such related party as of December 31, 2016.

On October 31, 2017, Summer Northeast (formerly Rep Energy, LLC) entered into a sublease agreement with PDS Management Group, LLC (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas.    PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors.

On November 1, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with REP Energy, LLC, a Texas limited liability company (“REP Energy”) and the members of REP Energy (the “Members” and the transaction contemplated by the Purchase Agreement, the “Transaction”) whereby the Company acquired 100% of the issued and outstanding units of membership interest (the “Interests”) of REP Energy from the Members.  Several of the Members of REP Energy are officers and/or directors of the Company.  The conflicts of interest of officers and/or directors of the Company were disclosed and known to the Board of Directors of the Company (the “Board”).  The terms of the Purchase Agreement and the Transaction were negotiated, considered and approved by a majority of the disinterested members of the Board.  On November 15, 2017, REP Energy filed a certificate of amendment with the Texas Secretary of State to change its name to Summer Energy Northeast, LLC.

On November 1, 2017, the Company assumed a Master Revolver Note (“Master Note”) held by REP Energy pursuant to the terms of the Purchase Agreement.  Guaranty of the Master Note at origination on July 25, 2017 was made by two members of REP Energy (Neil Leibman and Tom O’Leary (the “Guarantors”) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of Purchase Agreement, the Company, as soon as practicable, will replace the letters of credit secured by the Master Note and arrange a release of the guaranty by the Guarantors.   Until such release is effective, the Company agrees to pay monthly interest to the Guarantors, at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility.

On November 1, 2017, the Company assumed $767,677 of related party debt owed by REP Energy to members Tom O’Leary and Neil Leibman pursuant to the terms of the Purchase Agreement.  Messrs. O’Leary and Leibman serve on the Company’s Board and Mr. Leibman is an executive officer.  In accordance with the Amended and Restated Limited Liability Company Agreement of REP Energy, the amount of any loan or advance by a member shall not be treated as a contribution to the capital of the lending member but shall be considered debt.   The loan bears interest at the rate of the greater of (i) 12% per annum or (ii) the Prime Rate plus 5%, payable monthly.

Contractual Obligations, Contingent Liabilities and Commitments

We currently lease approximately 20,073 square feet of office space at 5847 San Felipe Street, Suite 3700, Houston, Texas pursuant to a sublease agreement effective December 1, 2017 and terminating on December 31, 2025.  The rent payments are approximately $15,900 per month during the term of the sublease agreement.   The Company is also responsible for 12.08% of the operating expenses, utilities and taxes charged to the sublandlord.

Summer LLC assumed an operating lease for office space on November 1, 2011 at 800 Bering Drive, Suite 260, Houston, Texas, under a non-cancellable lease obligation which expired on August 31, 2016. The Sixth Amendment to the office space lease extended the obligation to October 31, 2019.  Beginning on November 1, 2016 and through October 31, 2017, the base lease payment is $12,665 per month, beginning November 1, 2017 through October 31, 2018 the base payments will be increased to $12,934 and beginning November 1, 2018 through October 31, 2019 the base lease payments will increase to $13,203.

The base lease payments under the assumed lease are $12,934 per month as of December 31, 2017.

Rent Period	Monthly Base Rent
09/01/2014 – 08/31/2015	$11,182
09/01/2015 – 08/31/2016	$11,451
09/01/2016 – 10/31/2016	$0
11/01/2016 – 10/31/2017	$12,665
11/01/2017 – 10/31/2018	$12,934
11/01/2018 – 10/31/2019	$13,203

Summer Northeast’s sublease agreement with PDS is a non-cancellable lease obligation which will expire on February 28, 2020. The monthly base rent is $3,726.63 for the period of November 1, 2017 to February 2018 and $3,904.08 for the remaining term of the sublease.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in Part IV, Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2017, of our internal control over financial reporting, based on the 2013 framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B OTHER INFORMATION

Sublease

On October 31, 2017, Summer Northeast entered into a sublease agreement (the “Sublease”) with PDS Management Group, LLC (“PDS”), pursuant to which Summer Northeast leases approximately 4,249 square feet of space (the ”Premises”) located at 800 Bering Drive, Houston, Texas 77057, for a term beginning on November 1, 2017 and terminating on February 28, 2020 (the ”Term”).  Pursuant to the Sublease, Summer Northeast is required to pay a monthly base rent of $3,726.63 for the period of November 1, 2017 to February 28, 2018 and $3,904.08 for the remainder of the Term.   The Sublease also contains customary events of default. Tom O’Leary, a member of the Company’s Board of Directors, is a principal and owner of PDS.

A copy of the Sublease is filed herewith as Exhibit 10.38, and is incorporated herein by this reference. The foregoing summary description of the Sublease Agreement is not complete and is qualified in its entirety by reference to the full text of the Sublease.

Short-term Loans

On January 3, 2018, Tom O’Leary and Neil Leibman, each a member of the Company’s Board of Directors (and, in the case of Mr. Leibman, an executive officer of the Company) each loaned the Company $125,000 for purposes of short-term financing, pursuant to separate promissory notes (each a “January 3 Note”).  Each of the January 3 Notes is unsecured, has a maturity date of July 3, 2018, bears interest at a rate of five percent (5%) per annum and allows for prepayment.  Each of the January 3 Notes contains customary events of default and an acceleration of all principal and accrued interest upon an event of default.  A form of the January 3 Notes is filed herewith as Exhibit 10.39, and is incorporated herein by this reference. The foregoing summary description of the January 3 Notes is not complete and is qualified in its entirety by reference to the full text of such notes.

On January 8, 2018, Neil Leibman, a member of the Company’s Board of Directors and an executive officer, loaned the Company $373,000 for purposes of short-term financing, pursuant to a promissory note (the “January 8 Note”).  The January 8 Note is unsecured, has a maturity date of July 8, 2018, bears interest at a rate of five percent (5%) per annum and allows for prepayment.  The January 8 Note contains customary events of default and an acceleration of all principal and accrued interest upon an event of default.  A copy of the January 8 Note is filed herewith as Exhibit 10.40, and is incorporated herein by this reference. The foregoing summary description of the January 8 Note is not complete and is qualified in its entirety by reference to the full text of the January 8 Note.

On January 8, 2018, Pinnacle Power, LLC, a Pennsylvania limited liability company (“Pinnacle”) loaned the Company $80,000 for purposes of short-term financing, pursuant to an unsecured promissory note (the “Pinnacle Note”).  The Pinnacle Note is unsecured, has a maturity date of July 8, 2018, bears interest at a rate of five percent (5%) per annum and allows for prepayment.  The Pinnacle Note contains customary events of default and an acceleration of all principal and accrued interest upon an event of default.  Tom O’Leary and Neil Leibman, each a member of the Company’s Board of Directors (and, in the case of Mr. Leibman, an executive officer of the Company) are owners and officers of Pinnacle.  A copy of the Pinnacle Note is filed herewith as Exhibit 10.41, and is incorporated herein by this reference. The foregoing summary description of the Pinnacle Note is not complete and is qualified in its entirety by reference to the full text of the Pinnacle Note.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement which is expected to be filed with the SEC on or prior to April 25, 2018 in connection with the 2018 Annual Meeting of Stockholders (“Proxy Statement”) is hereby incorporated by reference.

ITEM 11 EXECUTIVE COMPENSATION

The information with respect to compensation of our executive officers appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to the security ownership of certain beneficial owners and management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions with management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 14PRINCIPAL ACCOUNTING FEES AND SERVICES

The information with respect to the principal accounting fees and services appearing in the Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

    (1)Financial Statements

The following consolidated financial statements, and related notes thereto of our independent auditor are filed as part of this Annual Report:

    (2)Financial Statement Schedules

All financial statement schedules were omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

    (3)Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Summer Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Summer Energy Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WHITLEY PENN LLP

We have served as the Company's auditor since 2017.

Houston, Texas

March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Summer Energy Holdings, Inc.

Houston, TX

We have audited the accompanying consolidated balance sheets of Summer Energy Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Summer Energy Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/S/ LBB & ASSOCIATES LTD., LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 30, 2017

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash	$313,757	$1,523,008
Restricted cash	1,678,279	1,904,898
Accounts receivable, net	27,130,836	15,655,886
Prepaid and other current assets	915,362	325,640

Total current assets	30,038,234	19,409,432

Property and equipment, net	156,366	238,793

Deferred financing cost, net	44,972	134,916

Intangible asset, net	3,347,028	-

Total assets	$33,586,600	$19,783,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$605,118	$407,602
Accrued wholesale power purchased	8,944,275	5,636,942
Accrued expenses	9,202,631	5,256,595
Short-term related party debt	767,677	-
Short-term debt, net of debt discount	2,540,000	-

Total current liabilities	22,059,701	11,301,139

Long-term liabilities: Long-term debt	-	2,500,000

Total long-term debt	-	2,500,000

Total liabilities	22,059,701	13,801,139

Commitments and Contingencies

Stockholders’ equity
Common Stock - $.001 par value, 100,000,000 shares authorized, 25,055,833 and 22,463,424 shares issued and outstanding at December 31, 2017 and 2016, respectively	25,055	22,463
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	18,891,252	14,615,555
Accumulated deficit	(7,337,408)	(8,604,016)

Total stockholders’ equity	11,526,899	5,982,002

Total liabilities and stockholders’ equity	$33,586,600	$19,783,141

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Revenue	$117,683,175	$90,180,309

Cost of goods sold
Power purchases and balancing/ancillary	52,909,457	40,009,008
Transportation and distribution providers charge	46,989,322	36,707,326

Total cost of goods sold	99,898,779	76,716,334

Gross profit	17,784,396	13,463,975

Operating expenses	(15,194,672)	(13,426,756)

Operating income	2,589,724	37,219

Other expense
Financing costs	(89,944)	(577,959)
Interest expense, net	(684,332)	(548,024)
Other expense	(375,000)	-
Total other income/expense	(1,149,276)	(1,125,983)

Net income/(loss) before income taxes	1,440,448	(1,088,764)

Income tax expense	173,840	85,100

Net income/(loss)	1,266,608	(1,173,864)

Series B Preferred shares dividend	-	(109,940)

Net income/loss applicable to common shareholders	$1,266,608	$(1,283,804)

Net income/loss per common share:
Basic	$0.05	$(0.06)
Dilutive	$0.05	$(0.06)
Weighted average number of shares
Basic	23,038,005	19,417,246
Dilutive	23,817,635	19,417,246

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2017 and 2016

			Series B
	Common Stock		Preferred Stock		Subscription	Additional paid	Accumulated
	Shares	Amount	Shares	Amount	Receivable	in capital	Deficit	Total
Balance at December 31, 2015	16,216,619	$ 16,216	1,900,000	$ 1,900	$ (52,000)	$ 9,492,454	$ (7,320,212)	$ 2,138,358

Vesting of stock options and restricted shares associated with the 2012 Stock Option and Award Plan	-	-	-	-	-	2,259	-	2,259

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	-	-	340,606	-	340,606

Issuance of common stock associated with a private placement offering	3,844,854	3,845				4,224,605		4,228,450

Issuance of common stock as interest payment for personal guaranty	482,156	482	-	-	-	532,506	-	532,988

Issuance of common stock and cash as dividends on Series B Preferred Shares	19,795	20	-	-	-	23,125	(109,940)	(86,795)

Conversion of Series B Preferred to common shares	1,900,000	1,900	(1,900,000)	(1,900)	-	-	-	-

Net loss	-	-	-	-	-	-	(1,173,864)	(1,173,864)

Balance at December 31, 2016	22,463,424	$ 22,463	-	-	$ (52,000)	14,615,555	$ (8,604,016)	$ 5,982,002

Vesting of stock options and restricted shares associated with the 2012 Stock Option and Award Plan	-	-	-	-	-	3,115	-	3,115

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	-	-	558,306	-	558,306

Issuance of common stock associated with a private placement offering	409,091	409	-	-	-	449,591	-	450,000

Cashless exercise of warrants	5,406	5	-	-	-	(5)	-	-

Issuance of common stock for the acquisition of REP Energy, LLC	2,177,912	2,178	-	-	-	3,264,690	-	3,266,868

Net income	-		-	-	-	-	1,266,608	1,266,608

Balance at December 31, 2017	25,055,833	$ 25,055	-	-	$ (52,000)	$ 18,891,252	$ (7,337,408)	$ 11,526,899

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net income/(loss)	$1,266,608	$(1,173,864)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock compensation expense	561,421	342,865
Non-cash financing costs	89,944	577,959
Depreciation of property and equipment	158,324	210,481
Amortization of intangible asset	196,884	-
Bad debt expense	750,011	1,543,840
Changes in operating assets and liabilities:
Accounts receivable	(11,210,496)	(4,462,593)
Prepaid and other current assets	(589,722)	(218,276)
Accounts payable	181,219	50,101
Accrued wholesale power purchases	3,125,031	906,239
Accrued expenses	3,563,417	1,361,847
Net cash used in operating activities	(1,907,359)	(861,401)

Cash Flows from Investing Activities
Purchase of restricted cash	(5,096)	(83,830)
Release of restricted cash	322,900	-
Cash reserved as collateral on letters of credit	-	(1,188,200)
Purchase of property and equipment	(75,897)	(76,762)
Cash acquired in acquisition of Rep Energy, LLC	31,201	-
Net cash used provided by (used) in investing activities	273,108	(1,348,792)

Cash Flows from Financing Activities
Deferred financing costs	-	(179,887)
Proceeds from long term notes payable	-	2,500,000
Repayment on long term notes payable	-	(3,000,000)
Payment on Master Revolver Note	(25,000)	-
Proceeds from advance from loan note	-	356,600
Repayment on advance from loan note	-	(467,657)
Payment of dividends in cash on Series B Preferred stock	-	(86,795)
Proceeds from issuance of common shares in a private placement, net	450,000	4,228,450
Net cash provided by financing activities	425,000	3,350,711

Net Change in Cash	(1,209,251)	1,140,518

Cash at Beginning of Period	1,523,008	382,490

Cash at End of Period	$313,757	$1,523,008

Supplemental Disclosure of Cash Flow Information
Income taxes paid	$-	$11,210
Interest paid	$671,800	$48,024

Non-cash Transactions
Assets acquired and liabilities assumed in acquisition of Rep Energy, LLC	$3,235,667	$-
Conversion of Series B Preferred stock to common stock	$-	$1,900,000
Cashless exercise of warrants	$5,406	$-
Series B Preferred stock dividends	$-	$23,145

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer Energy of Ohio (“Summer Ohio”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer Ohio was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At December 31 2017, there was no business activity in the state of Ohio.

Summer Northeast, a Texas limited liability company formerly named REP Energy, LLC, was acquired on November 1, 2017 and became a wholly-owned subsidiary of Summer Energy Holdings, Inc.   Summer Northeast is a retail electric provider serving electric load to both residential and commercial customers in the Northeastern U.S. and holds licenses in Massachusetts, New Hampshire, Connecticut and Rhode Island.

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

Revenue Recognition

Our electricity revenue in the Texas market is recognized by our Company upon delivery of electricity to a customer’s meter.  This method of revenue recognition is commonly referred to as the flow method.  The flow method of revenue relies upon Electric Reliability Council of Texas (“ERCOT”) settlement statements to determine the estimated revenue for a given month.  Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.  Electricity revenue consists of proceeds from energy sales, including pass through charges from the Transmission and Distribution Providers (“TDSPs”) billed to the customer at cost.

The Company’s revenue in the Northeast market is recorded based on the flow method of revenue recognition for electricity delivered through the end of the calendar month to retail customers’ meters and relies upon the settlement statements from ISO New England Inc. (“ISO New England”) to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues.

Unbilled Revenue and Accounts Receivable

Electric services in the Texas market not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account. Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing.   Unbilled accounts in the Texas market as of December 31, 2017, and 2016 were estimated at $20,146,719 and $10,922,288, respectively.

Electric services in the ISO New England market not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time. The customer billing in the ISO New England market is performed by the local utility company.  Unbilled accounts in the ISO New England market as of December 31, 2017 were estimated at $697,810.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company. Management has determined that the allowance for doubtful accounts as of December 31, 2017 and 2016 is $1,176,958 and $999,046, respectively. Bad debt expense for the years ended December 31, 2017 and 2016 is $750,011 and $1,543,840, respectively. Net write offs and recoveries for the years ended December 31, 2017 and 2016 were $572,099 and $1,226,170, respectively.

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts is recorded as of December 31, 2017.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of goods sold (“COGS”) within the Texas market include electric power purchased and pass through charges from the TDSPs in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.   COGS within the ISO New England market is comprised of wholesale costs based upon the wholesale power tariff rate for volumes purchased during the delivery month and scheduling fees.

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

Balancing/ancillary costs are based on the customer load and are determined by ERCOT and ISO New England through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing programs.

Basic and Diluted Income/(Loss) Per Share

Basic income/(loss) per share are computed by dividing net income/(loss) applicable to the weighted-average number of shares outstanding during the period.  Diluted income per share is determined using the weighted-average number of shares outstanding during the period, adjusted for the dilutive effect of share equivalents, using the treasury method, consisting of shares that might be issued upon exercise of share equivalents.  In periods where losses are reported, the weighted average number of shares outstanding excludes share equivalents, because their inclusion would be anti-dilutive.

At December 31, 2017, the weighted-average number of shares dilutive outstanding share equivalents were 779,630 and 640,000 anti-dilutive shares.  In 2016, the weighted-average number of share equivalents of 345,889 were excluded because their inclusion would have been anti-dilutive.

Stock-Based Compensation

Stock-based awards granted to employees are measured at the grant date based on the fair value of the award and recognized as expense over the requisite service or performance period, which is the vesting period.

Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. We currently use the Black-Scholes option pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends. Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what has been recorded in the past. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

New Customer Implementation Costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred and have a negative impact on our statements of operations and cash flows during the implementation phase.

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

Intangibles or Long-lived assets

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends.

When the Company determines that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate and recognizes an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

If the Company’s revenues or other estimated operating results are not achieved at or above our forecasted level, and the Company is unable to recover such costs through price increases, the carrying value of certain of the Company’s assets may prove to be unrecoverable and we may incur impairment charges of definitive-live intangible assets. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2017 and 2016.

The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company’s capitalized intangible asset for customer relationships in the amount of $3,543,912 is amortized over the three-year life of various customer contracts acquired in the Rep Energy, LLC acquisition (See Note 19). Amortization of the capitalized customer relationships for the year ended December 31, 2017 was $196,884.  The unamortized amount of capitalized customer relationships as of December 31, 2017 was $3,347,028.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Restricted cash represents funds held in escrow for customer deposits and for securing irrevocable stand-by letters of credit for the benefit of the TDSPs that provide transmission services to the Company in the amount of $1,678,279 and $1,904,898 as of December 31, 2017 and 2016, respectively.

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

Deferred Financing Costs

The Company’s deferred financing costs in the amount of $179,887 are amortized over the two-year life of the financing from Blue Water Capital Funding LLC (See Note 8).   Amortization of deferred financing costs for the years ended December 31, 2017, and 2016 were $89,944 and $44,971, respectively.  The unamortized amount of deferred financing costs as of December 31, 2017 and 2016 were $44,972 and $134,916, respectively.

Derivative Instruments

The Company’s business operations require entering into physically settled commodity contracts that meets the definition of a derivative. The Company has elected “normal purchases and normal sales” exception which is a term specific to ASC 815-10-15-22. When the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable and is expected to be used in normal course of business. Retail revenues and retail cost of revenues resulting from deliveries of commodities under normal purchase contracts and normal sales contracts are included in earnings at the time of contract settlement.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. None of these instruments are held for trading purposes.

The recorded value of notes payable approximates the fair value as the interest rate approximates market interest rates.

Recent Pronouncements

Accounting Pronouncements Issued But Not Yet Effective

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

NOTE 3 - INCOME TAXES

The components of income tax expense (benefit) from continuing operations for the years ended December 31, 2017 and 2016 are as follows:

	Current	Deferred	Total
2017
U.S. Federal	$45,840	-	45,840
States and Local	128,000	-	128,000
Total	$173,840	-	173,840

2016
U.S. Federal	$-	-	-
States and Local	85,100	-	85,100
Total	$85,100	-	85,100

Actual income tax expense for the years ended December 31, 2017 and 2016 is reconciled from the amount computed by applying the U.S. federal income tax rate of 34% to income before income taxes as follows:

	2017	2016
Expected tax expense	$574,250	(314,500)
Reconciling items:
Permanent Differences/Discrete Items	36,090	(29,500)
Change in Valuation Allowance	(390,750)	429,100
Change in Tax Rate	(45,750)	-
Total tax expense	$173,840	85,100

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Net operating loss carryforward - Federal	746,500	2,017,500
Federal Minimum Tax	73,750	28,000
Reserve for accounts receivable	247,000	340,000
Intangibles	39,000	10,000
Accrued expenses	220,000	167,000
Total gross deferred tax assets	1,326,250	2,562,500
Valuation allowance	(1,321,250)	(2,530,000)
Net deferred tax assets	5,000	32,500

Deferred tax liabilities:
Plant and equipment	(5,000)	(32,500)
Net deferred tax liabilities	(5,000)	(32,500)

Net deferred tax assets	-	-

There was a valuation allowance of $1,321,250 and $2,530,000 as of December 31, 2017 and 2016, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management does not believe it is more likely than not the Company will realize the full benefits of these deductible differences at December 31, 2017.

Net operating loss carryforwards attributable to federal were $3,554,500 at December 31, 2017 expires at different dates through 2037.

There is not a provision for material uncertain tax positions for the Company at December 31, 2017 or 2016.

As of December 31, 2017, with few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2014 and for state for years before 2013.

NOTE 4 - PRIVATE PLACEMENT OF SERIES B PREFERRED SHARES

On February 19, 2014, the Company filed a Certificate of Designation of Rights, Preferences, Privileges and Restrictions (the “Series B Designation”) with respect to a class of preferred stock designated as Series B Preferred Stock (the “Series B Preferred”).   The Series B Preferred entitles holders thereof to receive a dividend payable in cash or common stock, at the election of the holder, at an annual rate of 12% of the Deemed Original Issue Price. The Deemed Original Issue Price (as defined in the Series B Designation) of the Series B Preferred for purposes of calculating the Series B Preferred dividend is $1.00 per share, which the Board of Directors of the Company determined represents the estimated fair market value as of the date of grant.   The Series B Preferred dividends are

payable in cash or by the issuance of common stock ten days following the end of each month, or portion thereof.   The number of shares to be paid as a dividend shall be determined based on the fair market value of the shares of common stock on the record date for the dividend.  On February 21, 2014, the Company entered into Series B Preferred Stock Purchase Agreements (each an “Agreement” and collectively the “Agreements”) with several investors.  Pursuant to the Agreements, the Company sold an aggregate of 1,900,000 shares of the Series B Preferred, for an aggregate purchase price of $1,900,000 as of December 31, 2014.  Several members of the Company’s Board of Directors directly or indirectly participated in the offering.

The foregoing is only a brief description of the material terms of the Series B Designation and the offering of the Series B Preferred and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the full text of the Certificate of Designation which was filed as Exhibit 3.1 to our Form 8-K filed on February 24, 2014.

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

During the year ended December 31, 2016, the Company paid $109,940 of cumulative monthly dividends on Series B Preferred Stock.  Certain shareholders elected to be paid in shares of the Company’s common stock shares valued at $23,145 and the remaining holders were paid a total of $86,795 in cash.

On June 24, 2016, the Series B Stockholders affirmatively elected to convert all outstanding shares of Series B Preferred into shares of common stock with a conversion price as of such date equal to $1.00 per Series B Share.

NOTE 5 - LETTERS OF CREDIT

As of December 31, 2017, the Company had six secured irrevocable stand-by letters of credit totaling $615,300 with a financial institution for the benefit of the TDSPs that provide transition services to the Company.  The six letters of credit will expire during the second quarter of the year ended December 31, 2018 and are subject to automatic extension and renewal provisions.  The Company has a secured irrevocable stand-by letter of credit in the amount of $250,000 for the benefit of the Company’s wholesale power provider (Note 11). The letter of credit was issued in February 2016 and is subject to automatic extension and renewal provisions.

As of December 31, 2017, Summer Northeast secured four irrevocable stand-by letters of credit totaling $874,965.  Letters of credit were issued for the benefit of the following parties: ISO New England in the amount of $274,965 expiring on October 3, 2018, Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2018 with auto extension provisions, State of New Hampshire Public Utilities Committee in the amount of $100,000 expiring on March 28, 2019 and the wholesale power provider of Summer Northeast (Note 12) in the amount of $250,000 expiring on October 1, 2018 with auto extension provisions.   The stand-by letters of credit for the benefit of ISO New England, Inc., State of New Hampshire Public Utilities Committee and the Summer Northeast wholesale power provider are backed by a Master Revolving Note (Note 20).  The letter of credit for the benefit of the Connecticut Department of Public Utility Control is backed by Tom O’Leary, a member of the Company’s Board.  All letters of credit are held by the financial institution who issued the irrevocable stand-by letters of credit.

As of December 31, 2017, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 6 - ADVANCE TO LOAN AMOUNT NOTE

On April 18, 2014, the Company signed an Advance to Loan Amount Note (the “Note”) with Comerica Bank in the amount of $1,500,000.  The Note had an original maturity date of December 22, 2014, which was extended through February 22, 2015. On February 22, 2015, the Note was increased from $1,500,000 to $1,700,000 and extended again to November 4, 2016, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 2% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

Guaranty of the Note was made by four members of the Company’s Board of Directors (“Guarantors”).  The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company’s common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced for agreeing to act as a Guarantor of the Note.

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

NOTE 7 - FINANCING FROM BLACK INK ENERGY LLC AND ISSUANCE OF WARRANT

On March 2, 2015, Summer LLC (the “Borrower”) entered into a Second Lien Term Loan Agreement (the “Agreement”) with Black Ink Energy, LLC (“BIE”).  Pursuant to the Agreement, BIE agreed to provide a term loan (the “Term Loan”) to the Borrower, and the Borrower agreed to borrow and repay funds loaned by BIE.

The amount of the Term Loan was Three Million Dollars $3,000,000, and the loan was not revolving in nature.  Pursuant to the Agreement, any amounts prepaid or repaid may not be re-borrowed by the Borrower.  The maturity date of the loan was September 2, 2016.  The Term Loan bore interest at a rate of 15% per annum, except in the occurrence of an event of default, at which point the default interest rate would increase to 18%.  Interest is payable in arrears on the last day of each month and on the maturity date of the loan. The Term Loan was not evidenced by a promissory note.

Pursuant to the Agreement, the Borrower had the option to prepay the loan amount in whole by providing prior notice to BIE and by paying a pre-payment premium of $300,000 minus the aggregate amount of interest paid from the effective date to the date on which the loan is prepaid.

Additionally, the Borrower agreed to pay to BIE a facility fee. The facility fee in the amount of $24,450 was expensed immediately as fees occurred to obtain financial resource.

In connection with the Agreement and the Term Loan, the Company issued BIE a warrant (the “Warrant”) to purchase up to 800,000 shares of the Company’s common stock.  The Warrant has a term of ten years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by receiving a net number of shares calculated pursuant to a formula set forth in the Warrant.  The Company agreed to reserve 120% of the number of shares issuable upon the exercise of the Warrant so long as the Warrant is exercisable and outstanding.  Additionally, the Company agreed to grant to the holder piggyback registration rights.

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

During the year ended December 31, 2016, the Company paid interest expense in the amount of $227,500 to BIE.

On June 30, 2016, the Term Loan to BIE was paid in full and the Agreement between Summer LLC and BIE was terminated.

As of December 31, 2017 and 2016, the warrants in the amount of 800,000 shares issued in this transaction are outstanding.

NOTE 8 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

On June 29, 2016, Summer LLC (the “Borrower”) entered into a Loan Agreement (the “Agreement”) with Blue Water Capital Funding, LLC (“Blue Water”).  Pursuant to the Agreement, Blue Water agreed to provide a revolving loan (the “Loan”) to the Borrower, and the Borrower agreed to borrow and repay funds loaned by Blue Water.

The amount of available credit under the Loan is $5,000,000.  The Loan is revolving in nature and is evidenced by a Revolving Promissory Note (the “Note”).  The maturity date of the Loan is June 30, 2018.  The Loan bears interest at a rate of 11% per annum, with a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note.

The proceeds of the Loan may be used by the Borrower to repay indebtedness owed to BIE, and for other corporate purposes.  Simultaneous with the closing of the Loan, Borrower paid off all outstanding debt due and owing to BIE and BIE’s security interest in and to the assets of the Borrower and to the Company’s ownership interest in Borrower were terminated.

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

In connection with the Agreement, the Borrower and Blue Water also entered into a Security Agreement (the “Security Agreement”), and the Company executed a Guaranty (the “Guaranty”) in favor of Blue Water.

Security Agreement

Pursuant to the Security Agreement, the Borrower granted to Blue Water a second position security interest in and to the Borrower’s collateral, as more fully defined in the Security Agreement, which includes receivables, equipment, inventory, personal property, other intangibles, and proceeds from any of these, to secure the Borrower’s payment of its obligations under the Loan.  The security interest granted to Blue Water is subordinate to a security interest granted to DTE Energy Trading, Inc. (“DTE”) pursuant to a credit agreement between the Borrower and DTE dated April 1, 2014 (Note 11).

At December 31, 2017 and 2016, the outstanding balance of financing from Blue Water Capital was $2,500,000, and interest paid during the years then ended was $278,820 and $142,084, respectively.

NOTE 9 - PRIVATE PLACEMENT OFFERINGS

During the year ended December 31, 2016, the Company accepted subscription agreements from various accredited investors and entered into Securities Purchase Agreements with such investors to purchase from the Company 3,844,854 shares of the Company’s common stock at a price of $1.10 per share totaling $4,228,450.  No warrants were issued in connection with the 2016 Securities Purchase Agreements.

During the year ended December 31, 2017, the Company accepted subscription agreements from various accredited investors and entered into Securities Purchase Agreements with such investors to purchase from the Company 409,091 shares of the Company’s common stock at a price of $1.10 per share totaling $450,000.  No warrants were issued in connection with the 2017 Securities Purchase Agreements.

NOTE 10 - WARRANTS

The Company issued no warrants during the calendar years ended December 31, 2017 or 2016.

Warrant activity for the years ended December 31, 2017 and 2016, was as follows:

	Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2015	1,891,000		$1.44	3.47	$113,826
Warrants granted	-		-	-	-
Warrants exercised	-		-	-	-
Warrants cancelled/forfeited/expired	-		-	-	-
Outstanding at December 31, 2016	1,891,000		$1.44	3.47	$113,826
Warrants granted	-		-	-	-
Warrants exercised	(21,000)		$1.50	-	(862)
Warrants cancelled/forfeited/expired	(250,000)		$1.50	-	(10,256)
Outstanding at December 31, 2017	1,620,000		$1.43	1.73	$102,708
		$
Vested at December 31, 2017	1,354,763		$1.51	1.84	$57,708
		$
Exercisable at December 31, 2017	1,354,763		$1.51	1.84	$57,708

NOTE 11 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER LLC

On April 25, 2014, Summer LLC closed a transaction with DTE Energy Trading, Inc. (“DTE”), with an effective date of April 1, 2014.  As part of the transaction, Summer LLC and DTE entered into an Energy Marketing Agreement for Electric Power (the “Energy Marketing Agreement”). Pursuant to the terms of the Energy Marketing Agreement, Summer LLC agreed to purchase its electric power and associated services requirements from DTE, and DTE agreed to provide Summer LLC with certain credit facilities to assist Summer LLC in the purchase of its electric power and associated service requirements.  Summer LLC also agreed to pay DTE a fixed monthly fee, as well as certain fees based on megawatt hours purchased.  The terms of the Energy Marketing Agreement are governed by the ISDA 2002 Master Agreement, as well as a Schedule and Power Annex thereto (the “2002 Master Agreement”).    In conjunction, therewith, Summer LLC and DTE also entered into a Credit Agreement, a Security Agreement and a Membership Interest Pledge Agreement.

Pursuant to the Credit Agreement, among other things DTE agreed to (i) provide a guaranty (a “Credit Guaranty”) to ERCOT for the benefit of Summer LLC, and (ii) provide commodity loans for the purchase of electricity (“Commodity Loans”).  Each Commodity Loan and any Credit Guaranty shall bear interest on the outstanding principal amount thereof, from the date such Commodity Loan or Credit Guaranty is issued until it becomes due or is revoked, respectively, at a rate per annum equal to the Prime Rate (as reported by the Wall Street Journal) plus two percent.  Summer LLC covenanted not to, among other things, (a) merge or consolidate with any other person, (b) acquire all or substantially all of the capital stock or property of another person, (c) create, assume or suffer to exist any lien on any property now owned or hereafter acquired by Summer LLC except for permitted liens (as set forth in the Credit Agreement) or (d) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Credit Agreement).

In consideration of the services and credit support provided by DTE to Summer LLC, and pursuant to the Security Agreement, Summer LLC is required to, among other things (i) grant a priority security interest to DTE in all of its assets, equipment and inventory; (ii) require its customers to remit monthly payments into a lockbox account over which DTE has a security interest; and (iii) deliver monthly and annual forecasted and audited statements to DTE.

Pursuant to the Membership Interest Pledge Agreement, the Company pledged to DTE, and granted to DTE a security interest in all of the membership interests of Summer Energy, LLC owned by the Company, as well as all additional membership interests of Summer Energy, LLC from time to time acquired by the Company.

NOTE 12 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER NORTHEAST

Summer Northeast purchases electric power from Calpine Energy Solutions, LLC (formerly Noble Americas Energy Solutions LLC).   Summer Northeast is invoiced for the volumes at the end of each calendar month for the volumes purchased for delivery during said month at a wholesale power tariff rate plus scheduling fees. The invoice is payable on the 20th of the following month from delivery.   Summer Northeast has provided Calpine with a $250,000 letter of credit (See Note 5).

NOTE 13 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During 2012, the Company approved the 2012 Stock Option and Stock Award Plan (“2012 Plan”) established to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The maximum aggregate number of (i) shares of stock that may be issued under the 2012 Plan, and (ii) shares of stock with respect to which stock appreciation rights may be granted, is 785,000 and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be may be issued under the 2012 Plan pursuant to incentive stock options, nonstatutory stock options, restricted stock rants, stock appreciation right grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted.

The 2012 Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the 2012 Plan have been issued and all restrictions on such shares under the terms on the 2012 Plan and the agreement evidencing awards granted under the 2012 Plan have lapsed.  However, all awards shall be granted, if at all, within ten (10) years from the earlier of the date the 2012 Plan is adopted by the Board or the date the 2012 Plan is duly approved by the shareholders of the Company.

On December 6, 2012, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding shares under the 2012 Plan.

During the year ended December 31, 2016, the Company granted stock options from the 2012 Plan to purchase up to 2,500 shares of the Company’s common stock.  The options covering a total of 2,500 shares vested one year after the date of grant.  The stock options have an exercise price of $2.00 per share and will expire ten years from the date of grant.  The fair value of the options of $5,344 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.07% (ii) estimated volatility of 172% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

During the years ended December 31, 2017 and 2016, the Company recognized total stock compensation expenses of $3,115 and $2,259, respectively, relating to the vesting of stock options issued from the 2012 Plan.

There were no stock options granted for the year ended December 31, 2017.

As of December 31, 2017, 2,000 shares remain available for issuance.

As of December 31, 2017, the Company had outstanding granted stock options from the 2012 Plan, net of forfeitures to purchase 632,000 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2015	631,000	$1.25	7.93	$62,507
Options granted	2,500	2.00	10.00	5,344
Options exercised	-	-		-
Options cancelled/forfeited/expired	(1,500)	1.50		(62)
Outstanding at December 31, 2016	632,000	1.24	6.86	67,789
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2017	632,000	$1.24	5.88	$67,789

Vested at December 31, 2017	632,000	$1.24	5.88	$67,789

Exercisable at December 31, 2017	632,000	$1.24	5.88	$67,789

NOTE 14 – 2015 STOCK OPTION AND STOCK AWARD PLAN

During the year ended December 31, 2015, the Company’s stockholders approved the 2015 Stock Option and Stock Award Plan (“2015 Plan”), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The maximum aggregate number of (i) shares of stock that may be issued under the 2015 Plan, and (ii) shares of stock with respect to which stock appreciation rights may be granted, is 1,500,000 and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be issued under the 2015 Plan pursuant to incentive stock options, nonstatutory stock options, restricted stock grants, stock appreciation right grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted.

The 2015 Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the 2015 Plan have been issued and all restrictions on such shares under the terms on the 2015 Plan and the agreement evidencing awards granted under the 2015 Plan have lapsed.  However, all awards shall be granted, if at all, within ten years from the earlier of the date the 2015 Plan is adopted by the Board or the date the 2015 Plan is duly approved by the Shareholders of the Company.

On July 2, 2015, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the 2015 Plan.

During the year ended December 31, 2016, the Company granted a total of 263,500 stock options from the 2015 Plan with a fair value of approximately $349,181 on the date of grant.  The fair value of the options in the amount of $349,181 was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.25% (ii) estimated volatility of 132.67% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 10 years.

During the year ended December 31, 2017, the Company granted a total of 534,500 stock options from the 2015 Plan with a fair value of approximately $836,107 on the date of grant.  The fair value of the options in the amount of $836,107 was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.97% (ii) estimated volatility of 131.57% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 10 years.

During the years ended December 31, 2017 and 2016, the Company recognized total stock compensation expenses of $558,306 and $340,606, respectively, for vesting options issued from the 2015 Plan.

As of the year ended December 31, 2017, the unrecognized expense for vesting of options issued from the 2015 Plan is $292,037 relating to 266,500 of unvested shares expected to be recognized over a weighted average period of approximately 3.53 years, and the unrecognized expense for vesting of options from the 2015 Plan at the year ended December 31, 2016 was $8,906 relating to 147,000 of unvested shares expected to be recognized over a weighted average period of years of approximately .53 years.

As of December 31, 2017, 70,000 shares remain available for issuance.

As of December 31, 2017, the Company had outstanding granted stock options from the 2015 Stock Option and Stock Award Plan, net of forfeitures to purchase 1,430,000 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2015	643,500	$1.27	9.57	$78,574
Options granted	263,500	1.51	9.95	349,181
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(7,500)	1.83	-	(810)
Outstanding at December 31, 2016	899,500	$1.33	8.75	$426,945
Options granted	534,500	$2.37	9.36	$836,107
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(4,000)	$2.50	-	$(5,748)
Outstanding at December 31, 2017	1,430,000	$1.74	8.42	$1,257,304

Vested at December 31, 2017	1,163,500	$1.57	8.28	$871,257

Exercisable at December 31, 2017	1,163,500	$1.57	8.28	$871,257

NOTE 15 – PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated over their estimated useful lives (3 to 7 years) using the straight-line method.  Costs of assets include those capital expenditures which improve the efficiency of the assets or lengthen their useful lives.  Expenditures for maintenance and repairs are charged against income as incurred.  Costs and related accumulated depreciation of assets sold or otherwise retired are removed from accounts, and any resulting gain or loss is reflected in income.  Depreciation expense charged to operations totaled $158,324 for the year ended December 31, 2017 and $210,481 for the year ended December 31, 2016.

As of December 31, 2017 and 2016, property and equipment consisted of the following:

	2017	2016
Computer software	$ 122,445	$ 113,451
Computer hardware	188,605	155,182
Furniture and fixtures	49,723	49,723
Leasehold improvements	120,194	86,714
Website	775,881	775,881
Total property and equipment	1,256,848	1,180,951
Less: Accumulated depreciation	(1,100,482)	(942,158)
Property and equipment, net	$ 156,366	$ 238,793

NOTE 16 - OPERATING LEASES, COMMITMENTS AND CONTINGENCIES

Office Space

Beginning December 1, 2017, Summer LLC procured approximately 20,073 square feet of office space on the 37th floor of 5847 San Felipe, Houston, Texas, pursuant to a sublease agreement dated October 13, 2017 with ENSCO International Incorporated (“Sublandlord”) for a term beginning on December 1, 2017 and terminating on December 31, 2025.  The rent payments will be approximately $15,900 per month during the term of the sublease agreement.   The Company is also responsible for 12.08% of the operating expenses, utilities and taxes charged to the Sublandlord.

Summer LLC assumed an operating lease for office space on November 1, 2011 at 800 Bering Drive, Suite 260, Houston, Texas, under a non-cancellable lease obligation which expired on August 31, 2016. The Sixth Amendment to the office space lease extended the obligation to October 31, 2019.

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation which will expire on February 28, 2020. The monthly base rent is $3,726.63 for the period of November 1, 2017 to February 2018 and $3,904.08 for the remaining of the term of the sublease.

Future minimum commitments including extension options under all non-cancellable operating lease obligations are as follows:

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$347,307	$369,676	$198,502	$190,694	$190,694	$572,081	$1,868,954

Lease expense for the years ended December 31, 2017 and 2016 totaled $152,149 and $116,945, respectively.

Vendors

The Company has contractual commitments as of December 31, 2017 to purchase its wholesale electric power from DTE (Note 11) and contracts for billing services with three vendors (Energy Services Group, DYNAMO Programs International, LLC and EC Infosystems, Inc.) totaling $955,134.

NOTE 17 – EXECUTIVE EMPLOYMENT AGREEMENTS

Effective October 20, 2017, the employment agreements of our executive officers: Neil Leibman, Chief Executive Officer, Angela Hanley, President, and Jaleea P. George, Chief Financial Officer, were amended to adjust the performance metrics which must be met by the Company in order for the executives to receive additional equity compensation.  Pursuant to the amendments, in the event the Company meets certain performance milestones, each of the executives will be granted an option to purchase 15,000 shares of the Company’s common stock at an exercise price to the greater of: (i) the fair market value of a share of stock on the date of grand and (ii) $2.50 per share.   All other provisions of the executives’ employment agreements remain in full force and effect.  The foregoing description of the amendments is not complete, and is qualified in its entirety the terms of the amendments, which are filed as Exhibits 10.35, 10.36 and 10.37 to this Annual Report.

NOTE 18 - TEXAS SALES AND USE TAX AUDIT

Summer LLC is currently under audit for Texas sales and use tax by the Comptroller of Public Accounts (“Comptroller”) for the period from February 2013 through July 2016.   On February 20, 2018, the Comptroller reported its assessment for additional Texas sales and use tax to be paid by the Company.  As of December 31, 2017, the Company has accrued $375,000 relating to the assessment, which is included in other expenses on the consolidated statement of operations.

NOTE 19 - ACQUISTION OF SUMMER ENERGY NORTHEAST, LLC (FORMERLY REP ENERGY, LLC)

On November 1, 2017, Summer Energy Holdings, Inc. entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with REP Energy, LLC, a Texas limited liability company (“REP Energy”) and the members of REP Energy (the “Members” and the transaction contemplated by the Purchase Agreement, the “REP Transaction”) whereby the Company acquired 100% of the issued and outstanding units of membership interest (the “Interests”) of REP Energy from the Members.  Several of the Members of REP Energy are officers and/or directors of the Company.  The conflicts of interest of officers and/or directors of the Company were disclosed and known to the Board of Directors of the Company.  The terms of the Purchase Agreement and the REP Transaction were negotiated, considered and approved by a majority of the disinterested members of the Board.

The purchase price paid for the Interests consisted of 2,177,912 unregistered and restricted shares of the Company’s common stock (the “Summer Energy Stock”), which was the number of shares having an aggregate value of $3,266,868, with the price per share equal to $1.50 per share of Summer Energy Stock, rounded up to the nearest whole number of shares, on the acquisition date.  Such amount was determined by the Board in good faith as the fair market value of a share of Summer Energy Stock.  Pursuant to the Purchase Agreement, REP Energy and the Members agreed to deliver to the Company assignments of the Interests and the corporate record books of REP Energy. The Company agreed to deliver the Summer Energy Stock.

The estimated fair values of the assets acquired and liabilities assumed are based on management’s internal valuations and historical experience.  The following table is the estimated fair value of the assets acquired and liabilities assumed in the REP Transaction:

Cash	$ 31,200
Restricted cash	91,186
Accounts receivable	1,014,465
Intangible asset - customer relationships	3,543,912
Accounts payable	(16,297)
Accrued liabilities	(564,921)
Debt	(832,677)
Total net assets acquired	$ 3,266,868

The amount of net sales and net loss included in the Company’s consolidated statement of operations for the period from November 1, 2017 through December 31, 2017, totaled $928,360 and $(338,281), respectively.

Pro forma net sales and net income of the combined operations had the acquisition date been January 1, 2017, would have totaled $3,913,093 and $429,173, respectively, with basic and fully dilutive earnings per share at $.017 and

$.017.  The pro forma net sales and net loss of the combined operations had the acquisition been January 1, 2016, would have been $4,221,307 and $(3,897,698) with basic and fully dilutive earnings per share at $(0.18) and $(0.18).

The estimated useful life of the intangible asset acquired in the transaction is three years.   At the year ended December 31, 2017, the unamortized amount of capitalized customer relationships was $3,347,028 and the future amortization expense is as follows:

2018	2019	2020	Total
$1,181,304	$1,181,304	$984,420	$3,347,028

NOTE 20 – MASTER REVOLVER NOTE

The Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast (formerly REP Energy) pursuant to the terms of the Purchase Agreement (Note 19).

The amount of available credit under the Master Note is $800,000 issued by Comerica Bank. The Master Note is dated July 25, 2017 and has a maturity date of July 25, 2018.  Each advance under the Master Note shall bear interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 1 percent per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

As of December 31, 2017, the outstanding advances on the Master Note was $40,000 and the Master Note secured letter of credits totaling $624,965 (Note 5).  Interest paid to Comerica Bank subsequent to the acquisition in November and December 2017 totaled $255.

Guaranty of the Master Note at origination on July 25, 2017 was made by two members of Summer Northeast (Neil Leibman and Tom O’Leary) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of Purchase Agreement (Note 19), the Company, as soon as practicable, is required to replace the credit facilities (Note 5) secured by the Master Note and arrange a release of the guaranty by the Guarantors.   Until such release is effective, the Company agrees to pay monthly interest to the guarantors, at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility.

NOTE 21 – DEBT TO RELATED PARTIES ASSUMED

On November 1, 2017, the Company assumed $767,677 of related party debt owed by Summer Northeast to members Tom O’Leary and Neil Leibman pursuant to the terms of the Purchase Agreement (Note 19).  Messrs. O’Leary and Leibman serve on the Company’s Board (Mr. Leibman is also an executive officer).

In accordance with the Amended and Restated Limited Liability Company Agreement of Summer Northeast the amount of any loan or advance by a member shall not be treated as a contribution to the capital of the lending member but shall be considered a debt.   The loan shall bear interest at the rate of the greater of (i) 12% per annum or (ii) the Prime Rate plus 5%, payable monthly with a maturity date of October 31, 2018.

As of December 31, 2017, the outstanding debt to related parties was $767,677, and during the months of November and December 2017, interest paid on such related party debt was $15,609.

NOTE 22 – OTHER RELATED PARTY TRANSACTIONS

On August 29, 2013, the Company entered into two, five-year credit facility agreements with two members of the Company’s Board of Directors.  Both individuals agreed to act as surety and personal guarantors with respect to $826,000 of the Company’s depository requirements, consisting of a line of credit from a financial institution and certain extensions of credit by critical vendors that were necessary for the Company to carry out its business.  As consideration for acting as surety and personal guarantors, the Company issued guarantor member 413,000 shares of its Series A Preferred Stock.  On May 6, 2014, the two individuals were released from such obligation by the Company when the Company exercised the Call Right reflected within the two Credit Facility Agreements.   On May 13, 2014, the Company granted a five-year stock option to each individual to purchase 151,115 shares of the Company’s common stock at an exercise price of $1.50 per share.

On April 18, 2014, four members of the Company’s Board of Directors (the “Guarantors”), guaranteed an Advance to Loan Amount Note in the amount of $1,500,000 which increased to $1,700,000 (Note 6). The Company agreed to issue the four Guarantors a total of 120,000 shares of the Company’s common stock per month (30,000 shares of common stock per month per Guarantor) reduced accordingly as the loan is reduced in consideration for agreeing to act as a Guarantor of the Note. In May 2016, the Company released the Guarantors from the obligation to guaranty the Note and stock payments for such guaranty were discontinued as of May 31, 2016.   The balance of the Note was zero as of December 31, 2016.

On July 22, 2016, the Company advanced $611,424 to a related party for purposes of short-term financing.  Such advances were paid back in full to the Company on August 9, 2016.   As of December 31, 2016, there were no outstanding balances due between the Company and such related party.

During the year ended December 31, 2016, the Company provided employee services to a related party valued at $73,078.  In addition, the related party provided aviation services to the Company in the amount of $20,463.  The net effect of these services to the Company was $52,615.   There were no outstanding balances between the Company and such related party as of December 31, 2016.

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS for office space located at 800 Bering Drive, Suite 250, Houston, Texas (Note 16).    PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors.

NOTE 23 - SUMMER ENERGY 401(K) PLAN

In January 2017, the Company adopted a qualified 401(K) Retirement Plan (the “Plan”) whereby eligible employees may elect to save for retirement on a tax-advantaged basis.   There are two types of salary deferrals: pre-tax 401(K) deferrals and Roth 401(K) deferrals.   Eligible employee participants are automatically enrolled at 3% of compensation unless a participant elects an alternative deferral percentage limited to dollar amount of $18,000 in 2017 or elects not to defer under the Plan. There is no Company match to the Plan.

 NOTE 24 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the year ended December 31, 2017 was $3,704.

NOTE 25 - SUBSEQUENT EVENTS

Stock Options Issued from 2015 Stock Award Plan

On January 2, 2018, the Company granted a total of 45,000 stock options to non-employee members of the Company’s Board of Directors under the 2015 Stock Option and Stock Award Plan as compensation for service on the Company’s Board. The director stock options were fully vested on the date of grant, have an exercise price of $2.50 per share, will expire ten years from the date of the grant and are estimated to have a fair value of approximately $104,481 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.25% (ii) estimated volatility of 110.77% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

On January 8, 2018, the Company granted stock options to purchase up to 6,000 shares of the Company’s common stock to two key employees. The options covering a total of 6,000 shares vest one-year after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $11,953 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.25% (ii) estimated volatility of 110.41% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

2018 Stock Option and Stock Award Plan Approved by Board

Effective February 12, 2018, the Board of Directors of the Company approved and adopted the Summer Energy Holdings, Inc. 2018 Stock Option and Stock Award Plan (“2018 Plan”), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Company’s named executive officers are eligible for grants or awards under the 2018 Plan.   The 2018 Plan will be presented to the Company’s shareholders at the 2018 annual meeting of shareholders.

The maximum aggregate number of (i) shares of stock that may be issued under the 2018 Plan and (ii) shares of stock with respect to which stock appreciation rights may be granted, is 1,500,000 and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be issued under the 2018 Plan pursuant to incentive stock options, non-statutory stock options, restricted stock grants, restricted stock units, stock appreciation right grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted. The 2018 Plan or any increase in the maximum aggregate number of shares of stock issuable thereunder shall be approved by the stockholders of the Company within twelve months of the date of adoption by the Board.  Awards granted prior to stockholder approval of the 2018 Plan shall become exercisable no earlier than the date of stockholder approval of the 2018 Plan.

The 2018 Plan continues in effect until the earlier of its termination by the Board or the date on which all shares of stock available for issuance under the 2018 Plan have been issued and all restrictions on such shares under the terms on the 2018 Plan and the agreement evidencing awards granted under the 2018 Plan have lapsed.  However, all awards shall be granted, if at all, within ten years from the earlier of the date the 2018 Plan is adopted by the Board or the date the 2018 Plan is duly approved by the stockholders of the Company.

Stock Options Issued from 2018 Stock Award Plan

On February 20, 2018, the Company granted the following options to purchase common stock under the 2018 Plan:

Name	No. of Options	Exercise Price	Date of Vest
Angela Hanley	150,000	$2.50	February 20, 2023
Jaleea George	85,000	$2.50	February 20, 2023
Angela Hanley	15,000	$2.50	July 1, 2018
Jaleea George	15,000	$2.50	July 1, 2018
Neil Leibman	15,000	$2.50	July 1, 2018
Total	280,000

The options covering a total of 235,000 shares vest five years after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten years from the date of grant.  The fair value of the options of $557,028 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.65% (ii) estimated volatility of 119.27% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

The options covering a total of 45,000 shares will vest on July 1, 2018.    The stock options have an exercise price of $2.50 per share and will expire ten years from the date of grant.  The fair value of the options of $106,665 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.65% (ii) estimated volatility of 119.27% (iii) dividend yield of 0.00% and (iv) expected life of the options of ten years.

EDF ISDA Transaction

On February 21, 2018, Summer Northeast entered into a transaction with EDF Energy Services, LLC, a Delaware limited liability company (“EDF”), whereby EDF becomes Summer Northeast’s primary provider for the purchase and sale of electricity and would, subject to certain limitations, provide supply finance and third-party credit support on behalf of Northeast (the “EDF Transaction”).

The EDF Transaction is governed by the 1992 ISDA Master Agreement, as well as a Schedule and Credit Support Annex thereto (the “ISDA Documents”). In conjunction therewith, Northeast and EDF also entered into a Security Agreement securing Summer Northeast’s obligations under the ISDA Documents and whereby Summer Northeast grants EDF a continuing security interest in all of the assets of Summer Northeast, including but not limited to its accounts receivable. Also, in conjunction with the EDF Transaction, the Company entered into a Guaranty in favor of EDF whereby the Company acts as guarantor for Summer Northeast’s obligations under the ISDA Documents.

FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

On January 31, 2018, the Company was advanced $420,000 from the Blue Water Capital revolving loan in order to fund required collateral deposits with the utility companies (Note 8).

MASTER REVOLVER NOTE

On February 22, 2018, the Company paid $40,000 to Comerica Bank to pay off the balance of the Master Revolver assumed by the Company on November 1, 2017 (Note 20).

OTHER RELATED PARTY TRANSACTIONS

In January 2018, a related party provided aviation services to the Company in the amount of $4,000 for purposes of a company off-site management meeting.

On January 3, 2018, the Company was advanced $250,000 by Tom O’Leary and Neil Leibman, Board members (Mr. Leibman is also an executive officer) for purposes of short-term financing.

On January 8, 2018, the Company was advanced $373,000 by Neil Leibman (an executive officer and director) for purposes of short-term financing.   On March 6, 2018, $200,000 was paid back to Mr. Leibman with a remaining balance of $173,000 owed by the Company.

On January 8, 2018, the Company was advanced $80,000 from a related party for purposes of short-term financing.  On February 22, 2018, $40,000 was repaid to the related party and on March 6, 2018, $40,000 was repaid to the related party.  The obligation was satisfied in full with two $40,000 payments made on February 22, 2018 and March 6, 2018, respectively.

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

10.1	Warrant to Purchase Units of Membership Interest dated January 17, 2012, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 30, 2012.
10.2	Form of Agreement to Assist with Credit Facility dated November 30, 2011, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 30, 2012.
10.3	Agreement to Assist with Credit Facility – Rod Danielson, dated December 16, 2011, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on March 30, 2012.
10.4	2012 Stock Option and Stock Award Plan, incorporated by reference to Exhibit 10.6 to our Form 8-K filed on March 30, 2012.*
10.5	Form of Lock Up Agreement, incorporated by reference to Exhibit 10.7 to our Form 8-K filed on March 30, 2012.
10.6	Form of Indemnification Agreement for Officers and Directors, incorporated by reference to Exhibit 10.1 to our Form S-8 filed on December 6, 2012
10.7	Form of 2013 Agreement to Assist with Credit Facility, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 4, 2013.
10.8	Form of Series B Preferred Stock Purchase Agreement, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 24, 2014
10.9

Energy Marketing Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on May 15, 2014.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

10.10

ISDA Master Agreement, Part 7 Power Annex to ISDA Master Agreement and Schedule to ISDA Master Agreement, by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on May 15, 2014.

10.11

Credit Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on May 15, 2014.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

10.12	Security Agreement by and between Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on May 15, 2014.
10.13

Membership Interest Pledge Agreement made by Summer Energy Holdings, Inc. in favor of DTE Energy Trading, Inc., dated as of April 1, 2014, incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on May 15, 2014.

10.14

Novation Agreement by and among BP Energy Company, Summer Energy, LLC and DTE Energy Trading, Inc., dated as of April 24, 2014, incorporated by reference to Exhibit 10.6 to our Form 10-Q filed on May 15, 2014

10.15	Advance to Loan Amount Note by Summer Energy, LLC in favor of Comerica Bank, dated as of April 18, 2014, incorporated by reference to Exhibit 10.7 to our Form 10-Q filed on May 15, 2014.
10.16

Executive Employment Agreement, effective January 1, 2015, by and between Summer Energy Holdings, Inc. and Jaleea P. George, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 27, 2015.

10.17

Executive Employment Agreement, effective January 1, 2015, by and between Summer Energy Holdings, Inc. and Neil Leibman, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 27, 2015.

10.18

Second Lien Term Loan Agreement by and between Summer Energy, LLC and Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on March 5, 2015.

10.19	Second Lien Security Agreement by and between Summer Energy, LLC and Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on March 5, 2015.
10.20

Second Lien Membership Interest Pledge Agreement by and between Summer Energy Holdings, Inc. and Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on March 5, 2015.

10.21	Form of Warrant issued to Black Ink Energy, LLC, dated as of March 2, 2015, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on March 5, 2015.
10.22	Loan Agreement by and between Summer Energy, LLC and Blue Water Capital Funding, LLC, dated as of June 29, 2016, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 6, 2016.
10.23	Security Agreement by and between Summer Energy, LLC and Blue Water Capital Funding, LLC, dated as of June 29, 2016, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on July 6, 2016.
10.24	Guaranty by and between Summer Energy Holdings, Inc. and Blue Water Capital Funding, LLC, dated as of June 29, 2016, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on July 6, 2016.
10.25

Revolving Promissory Note made by Summer Energy, LLC for the benefit of Blue Water Capital Funding, LLC, dated as of June 29, 2016, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 6, 2016.

10.26

Executive Employment Agreement, effective January 1, 2017, by and between Summer Energy Holdings, Inc. and Jaleea P. George, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 4, 2017.

10.27

Executive Employment Agreement, effective January 1, 2017, by and between Summer Energy Holdings, Inc. and Neil M. Leibman, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 4, 2017.

10.28

Executive Employment Agreement, effective January 1, 2017, by and between Summer Energy Holdings, Inc. and Angela Hanley, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 4, 2017.

10.29

Sublease Agreement, dated October 13, 2017, by and between Summer Energy Holdings, Inc. and ENSCO International Incorporated, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 7, 2017.

10.30

Membership interest Purchase Agreement, dated November 1, 2017 by and among Summer Energy Holdings, Inc., REP Energy, LLC and the members of REP Energy, LLC, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on November 7, 2017.

10.31

ISDA Master Agreement and Schedule thereto between Summer Energy Northeast, LLC and EDF Energy Services, LLC, dated as of February 21, 2018, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 23, 2018.

10.32

ISDA Credit Support Annex between Summer Energy Northeast, LLC and EDF Energy Services, LLC, dated as of February 21, 2018, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on February 23, 2018.

10.33

Security Agreement between Summer Energy Northeast, LLC and EDF Energy Services, LLC, dated as of February 21, 2018, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on February 23, 2018.

10.34	Guaranty of Summer Energy Holdings, Inc. in favor of EDF Energy Services, LLC dated as of February 21, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on February 23, 2018
10.35	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Angela Hanley, dated October 20, 2017.
10.36	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Neil Leibman, dated October 20, 2017.
10.37	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Jaleea George, dated October 20, 2017.
10.38	Sublease Agreement between Summer Energy Northeast, LLC (formerly REP Energy, LLC) and PDS Management Group, LLC dated October 31, 2017.
10.39	Form of Promissory Note by Summer Energy Holdings, Inc. in favor of Neil Leibman and Tom O’Leary, dated January 3, 2018.
10.40	Promissory Note by Summer Energy Holdings, Inc. in favor of Neil Leibman dated January 8, 2018.
10.41	Form of Promissory Note by Summer Energy Holdings, Inc. in favor of Pinnacle Power, LLC dated January 8, 2018.
14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-Q filed on May 15, 2012.
16.1	Letter regarding change in certifying accountants, dated April 18, 2012, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on April 20, 2012.
16.2	Letter regarding change in certifying accountants, dated August 21, 2017, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 23, 2017.
21.1	Schedule of Subsidiaries.
23.1	Consent of Whitley Penn LLP
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Sec.1350 as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to our Form 10-Q filed on May 15, 2013.
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 to our Form 10-Q filed on May 15, 2013.
99.3	Nominating and Corporate Governance Committee Charter, incorporated by reference to Exhibit 99.3 to our Form 10-K filed on March 28, 2013

*Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMER ENERGY HOLDINGS, INC.

By:/s/ Neil M. Leibman

Neil M. Leibman

President, Chief Executive Officer and

Principal Executive Officer

March 29, 2018

By:/s/ Jaleea P. George

Jaleea P. George

Chief Financial Officer and

Principal Financial Officer

March 29, 2018

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Neil M. Leibman Neil M. Leibman	Chief Executive Officer (Principal Executive Officer and Director)	March 29, 2018
/s/ Jaleea P. George Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 29, 2018
/s/ Stuart C. Gaylor Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	March 29, 2018
/s/ Tom D. O’Leary Tom D. O’Leary	Director	March 29, 2018
/s/ Jefferey Mace Meeks Jefferey Mace Meeks	Director	March 29, 2018
/s/ Andrew Bursten Andrew Bursten	Director	March 29, 2018
/s/ James P. Stapleton James P. Stapleton	Director	March 29, 2018