Form 10-Q
period 2018-03-31
SUMMER ENERGY HOLDINGS INC
filed 2018-05-15
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35496

SUMMER ENERGY HOLDINGS, INC.
(Exact name of registrant as specified in charter)

Nevada	20-2722022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5847 San Felipe Street, Suite 3700	77057
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Section 12b-2 of the Exchange Act). Yes ☐No ☑.

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 15, 2018 was 27,055,833.

Summer Energy Holdings, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$624,450	$313,757
Restricted cash	1,779,350	1,678,279
Accounts receivable, net	30,319,483	27,130,836
Prepaid and other current assets	1,737,856	915,362
Total current assets	34,461,139	30,038,234

Property and equipment, net	138,848	156,366

Deferred financing cost, net	27,486	44,972

Intangible asset, net	3,051,702	3,347,028

Total assets	$37,679,175	$33,586,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,799,163	$605,118
Accrued wholesale power purchased	10,750,643	8,944,275
Accrued transportation and distribution charges	6,321,029	5,942,457
Accrued expenses	3,536,518	3,260,174
Short-term related party debt	1,190,677	767,677
Short-term debt, net of debt discount	2,920,000	2,540,000
Total current liabilities	26,518,030	22,059,701

Total liabilities	26,518,030	22,059,701

Commitments and Contingencies

Stockholders’ equity
Common Stock - $.001 par value, 100,000,000 shares authorized, 25,055,833 shares issued and outstanding at March 31, 2018 and December 31, 2017	25,055	25,055
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	19,162,653	18,891,252
Accumulated deficit	(7,974,563)	(7,337,408)
Total stockholders’ equity	11,161,145	11,526,899

Total liabilities and stockholders’ equity	$37,679,175	$33,586,600

See accompanying notes to the consolidated financial statements

.

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Revenue	$34,050,100	$23,331,522

Cost of goods sold
Power purchases and balancing/ancillary	16,020,975	9,947,289
Transportation and distribution providers charge	13,894,045	9,628,981

Total cost of goods sold	29,915,020	19,576,270

Gross profit	4,135, 080	3,755,252

Operating expenses	4,496,124	3,659,572

Operating income/(loss)	(361,044)	95,680

Other expense
Financing costs	(22,486)	(22,486)
Interest expense, net	(253,625)	(121,194)
Total other expense	(276,111)	(143,680)

Net loss before income taxes	(637,155)	(48,000)

Income tax expense	-	-

Net loss applicable to common shareholders	$(637,155)	$(48,000)

Net loss per common share:
Basic	$(0.03)	$(0.00)
Dilutive	$(0.03)	$(0.00)
Weighted average number of shares
Basic	25,055,833	22,463,424
Dilutive	25,055,833	22,463,424

See accompanying notes to the consolidated financial statements

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(637,155)	$(48,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash financing costs	22,486	22,486
Stock compensation expense	271,401	76,624
Depreciation of property and equipment	33,344	50,672
Amortization of deferred financing costs	295,326	-
Bad debt expense	100,272	501,261
Changes in operating assets and liabilities:
Accounts receivable	(3,288,919)	(1,568,171)
Prepaid and other current assets	(822,494)	(50,920)
Accounts payable	1,194,045	63,029
Accrued wholesale power purchased	1,806,368	639,529
Accrued transportation and distribution charges	378,572	-
Accrued expenses	276,344	(417,227)
Net cash used in operating activities	(370,410)	(730,717)

Cash Flows from Investing Activities
Purchase of property and equipment	(15,826)	(2,563)
Net cash used in investing activities	(15,826)	(2,563)

Cash Flows from Financing Activity
Deferred financing costs	(5,000)	-
Proceeds from related party debt	703,000	-
Repayment of related party debt	(280,000)	-
Payment on Master Revolver Note	(40,000)	-
Advance from short-term note	420,000	-
Net cash provided by financing activities	798,000	-

Net Increase (Decrease) in Cash and Restricted Cash	411,764	(733,280)

Cash and Restricted Cash at Beginning of Period	1,992,036	3,427,906

Cash and Restricted Cash at End of Period	$2,403,800	$2,694,626

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$253,387	$121,349

See accompanying notes to the consolidated financial statements

.

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

Summer Ohio was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At March 31, 2018, there was no business activity in the state of Ohio.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018.

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

Cost of goods sold (“COGS”) within the Texas market include electric power purchased and pass through charges from the transmission and distribution service providers (“TDSPs”) in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.   COGS within the ISO New England market is comprised of wholesale costs based upon the wholesale power tariff rate for volumes purchased during the delivery month and scheduling fees.

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

Balancing/ancillary costs are based on the customer load and are determined by the Electric Reliability Council of Texas (“ ERCOT”) and ISO New England through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing program.

Recent Pronouncements

Accounting Pronouncements Issued and Recently Adopted

In May 2014, the FASB issued ASU 2014-09 changing the method used to determine the time and requirements for revenue recognition on the statements of income.   Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed.  The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.   The implementation of this standard did not have a material impact on the Company’s consolidated net income, cash flows or financial positions.   The Company did not identify any significant changes to their revenue recognition practices that were required by the new guidance, but in accordance with the new standard, they have provided additional disclosures about revenue in Note 19, Revenue.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018.

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$624,450	$313,757
Restricted cash and cash equivalents	1,779,350	1,678,279
Total cash and cash equivalents, including restricted amounts	$2,403,800	$1,992,036

Accounting Pronouncements Issued But Not Yet Effective

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

NOTE 4 - LETTERS OF CREDIT

As of March 31, 2018, the Company had six secured irrevocable stand-by letters of credit totaling $615,300 with a financial institution for the benefit of the TDSPs that provide transition services to the Company.  The six letters of credit expire during the second quarter of the year ending December 31, 2018 and are subject to automatic extension and renewal provisions.  Additionally, the Company has a secured irrevocable stand-by letter of credit in the amount of $250,000 for the benefit of the Company’s wholesale power provider (Note 7). The letter of credit was issued in February 2016 and is subject to automatic extension and renewal provisions.

As of March 31, 2018, Summer Northeast secured four irrevocable stand-by letters of credit totaling $874,965.  Letters of credit were issued for the benefit of the following parties: ISO New England in the amount of $274,965 expiring on October 3, 2018, Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2018 with auto extension provisions, State of New Hampshire Public Utilities Committee in the amount of $100,000 expiring on March 28, 2019 and the wholesale power provider of Summer Northeast (Note 8) in the amount of $250,000 expiring on October 1, 2018 with auto extension provisions.   The stand-by letters of credit for the benefit of ISO New England, Inc., State of New Hampshire Public Utilities Committee and the Summer Northeast wholesale power provider are backed by a Master Revolving Note (Note 13).  The letter of credit for the benefit of the Connecticut Department of Public Utility Control is backed by Tom O’Leary, a member of the Company’s Board.  All letters of credit are held by the financial institution who issued the irrevocable stand-by letters of credit.

As of March 31, 2018, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 5 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

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

The proceeds of the Loan may be used by the Borrower to repay indebtedness and for other corporate purposes.

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

Security Agreement

Pursuant to the Security Agreement, the Borrower granted to Blue Water a second position security interest in and to the Borrower’s collateral, as more fully defined in the Security Agreement, which includes receivables, equipment, inventory, personal property, other intangibles, and proceeds from any of these, to secure the Borrower’s payment of its obligations under the Loan.  The security interest granted to Blue Water is subordinate to a security interest granted to DTE Energy Trading, Inc. (“DTE”) pursuant to a credit agreement between the Borrower and DTE dated April 1, 2014 (Note 7).

At March 31, 2018 and December 31, 2017, the outstanding balance of financing from Blue Water Capital was $2,920,000 and $2,500,000, respectively.  Interest paid during the three months ended March 31, 2018 and 2017 was $76,450 and $68,750, respectively.

NOTE 6 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

No new warrants were issued or vested during the quarters ended March 31, 2018 or 2017.

NOTE 7 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER LLC

On April 25, 2014, Summer LLC closed a transaction with DTE, with an effective date of April 1, 2014.  As part of the transaction, Summer LLC and DTE entered into an Energy Marketing Agreement for Electric Power (the “Energy Marketing Agreement”). Pursuant to the terms of the Energy Marketing Agreement, Summer LLC agreed to purchase its electric power and associated services requirements from DTE, and DTE agreed to provide Summer LLC with certain credit facilities to assist Summer LLC in the purchase of its electric power and associated service requirements.  Summer LLC also agreed to pay DTE a fixed monthly fee, as well as certain fees based on megawatt hours purchased.  The terms of the Energy

Marketing Agreement are governed by the ISDA 2002 Master Agreement, as well as a Schedule and Power Annex thereto (the “2002 Master Agreement”).    In conjunction, therewith, Summer LLC and DTE also entered into a Credit Agreement, a Security Agreement and a Membership Interest Pledge Agreement.

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

NOTE 8 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER NORTHEAST

Summer Northeast purchased electric power from Calpine Energy Solutions, LLC (formerly Noble Americas Energy Solutions LLC) throughout the first quarter of 2018.   Summer Northeast is invoiced for the volumes at the end of each calendar month for the volumes purchased for delivery during said month at a wholesale power tariff rate plus scheduling fees. The invoice is payable on the 20th of the following month from delivery.   Summer Northeast has provided Calpine with a $250,000 letter of credit (Note 4).

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

As of March 31, 2018, no electric power had been purchased by Summer Northeast under the EDF agreement.

NOTE 9 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During 2012, the Company approved the 2012 Stock Option and Stock Award Plan (“2012 Plan”) established to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The maximum aggregate number of (i) shares of stock that may be issued under the 2012 Plan, and (ii) shares of stock with respect to which stock appreciation rights may be granted, is 785,000 and consists of authorized but unissued or reacquired shares of stock or any combination thereof.  Such number of shares of stock may be issued under the 2012 Plan pursuant to incentive stock options, nonstatutory stock options, restricted stock grants, stock appreciation right grants or any combination thereof, so long as the aggregate number of shares so issued does not exceed such number of shares, as adjusted.

The 2012 Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the 2012 Plan have been issued and all restrictions on such shares under the terms on the 2012 Plan and the agreement evidencing awards granted under the 2012 Plan have lapsed.  However, all awards shall be granted, if at all, within ten (10) years from the earlier of the date the 2012 Plan is adopted by the Board or the date the 2012 Plan is duly approved by the stockholders of the Company.

On December 6, 2012, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding shares under the 2012 Plan.

During the three months ended March 31, 2018 and 2017, the Company recognized total stock compensation expenses of $0 and $1,335, respectively, relating to the vesting of stock options issued from the 2012 Plan.

There were no stock options granted during the quarter ended March 31, 2018.

As of March 31, 2018, 2,000 shares remain available for issuance.

NOTE 10 – 2015 STOCK OPTION AND STOCK AWARD PLAN

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

On July 2, 2015, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the 2015 Plan.

During the quarter ended March 31, 2018, the Company granted a total of 51,000 stock options from the 2015 Stock Option and Stock Award Plan as compensation with an approximate value of $111,911 on the date of grant.  The fair value of the options in the amount of $111,911 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.25% (ii) estimated volatility of 110.73% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the quarter ended March 31, 2017, the Company granted a total of 293,500 stock options from the 2015 Plan with a fair value of approximately $399,526 on the date of grant. The fair value of the options in the amount of $399,526 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.93% (ii) estimated volatility of 157.91% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging ten years.

During the quarters ended March 31, 2018 and 2017, the Company recognized total stock compensation expenses of $130,475 and $75,289, respectively, for vesting options issued from the 2015 Plan.

As of the quarter ended March 31, 2018, the unrecognized expense for vesting of options issued from the 2015 Plan is $273,472 relating to 263,000 of unvested shares expected to be recognized over a weighted average period of approximately 3.40 years.

As of March 31, 2018, 19,000 shares remain available for issuance.

NOTE 11 – 2018 STOCK OPTION AND STOCK AWARD PLAN

Effective February 12, 2018, the Board of Directors of the Company approved and adopted the Summer Energy Holdings, Inc. 2018 Stock Option and Stock Award Plan (“2018 Plan”), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Company’s named executive officers are eligible for grants or awards under the 2018 Plan.   The 2018 Plan will be presented to the Company’s stockholders at the 2018 annual meeting of stockholders.

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

The options covering a total of 45,000 shares will vest on July 1, 2018.    The stock options have an exercise price of $2.50 per share and will expire ten years from the date of grant.  The fair value of the options of $106,665 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.65% (ii) estimated volatility of 119.27% (iii) dividend yield of 0.00% and (iv) expected life of the options of eight years.

For the quarter ended March 31, 2018, the Company granted, on April 19, 2018, a total of 45,000 stock options to non-employee members of the Company’s Board of Directors under the 2018 Stock Option and Stock Award Plan as compensation.  The director stock options vest on July 1, 2018.   The director options have an exercise price of $2.25 per share, will expire ten years from the date of the grant and are estimated to have a fair value of approximately $81,659 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.77% (ii) estimated volatility of 141.02% (iii) dividend yield of 0.00% and (iv) expected life of the options of eight years

During the quarter ended March 31, 2018, the Company recognized total stock compensation expenses of $140,926 and for vesting options issued from the 2018 Plan.

As of the quarter ended March 31, 2018, the unrecognized expense for vesting of options issued from the 2018 Plan is $583,104 relating to 325,000 of unvested shares expected to be recognized over a weighted average period of approximately 3.61 years.

As of March 31, 2018, 1,220,000 shares remain available for issuance.

NOTE 12 - TEXAS SALES AND USE TAX AUDIT

Summer LLC is currently under audit for Texas sales and use tax by the Comptroller of Public Accounts (“Comptroller”) for the period from February 2013 through July 2016.   On February 20, 2018, the Comptroller reported its assessment for additional Texas sales and use tax to be paid by the Company.  As of March 31, 2018 and December 31, 2017, the Company has accrued $375,000 relating to the assessment.

NOTE 13 – MASTER REVOLVER NOTE

The Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast (formerly REP Energy) pursuant to the terms of a Purchase Agreement during 2017.

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

On February 22, 2018, the Company paid $40,000 to Comerica Bank to pay off the balance of the Master Revolver assumed by the Company on November 1, 2017.

As of March 31, 2018, the Master Note secured letter of credits totaling $624,965 (Note 4).  Interest paid to Comerica Bank during the quarter ended March 31, 2018 was $312.

Guaranty of the Master Note at origination on July 25, 2017 was made by two former members of Summer Northeast (Neil Leibman and Tom O’Leary) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of Purchase Agreement, the Company, as soon as practicable, is required to replace the credit facilities (Note 4) secured by the Master Note and arrange a release of the guaranty by the Guarantors.   Until such release is effective, the Company agrees to pay monthly interest to the guarantors, at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility.

NOTE 14 – DEBT TO RELATED PARTIES ASSUMED

On November 1, 2017, the Company assumed $767,677 of related party debt owed by Summer Northeast to members Tom O’Leary and Neil Leibman pursuant to the terms of the Purchase Agreement.  Messrs. O’Leary and Leibman serve on the Company’s Board (Mr. Leibman is also an executive officer).

In accordance with the Amended and Restated Limited Liability Company Agreement of Summer Northeast, the amount of any loan or advance by a member shall not be treated as a contribution to the capital of the lending member but shall be considered a debt.   The loan shall bear interest at the rate of the greater of (i) 12% per annum or (ii) the Prime Rate plus 5%, payable monthly with a maturity date of October 31, 2018.

As of March 31, 2018 and December 31, 2017, the outstanding debt to related parties was $767,677.

During the quarter ended March 31, 2018, interest paid on such related party debt assumed was $69,313.

NOTE 15 – RELATED PARTY LOANS

On January 3, 2018, the Company entered into two separate promissory notes in the amount of $125,000 each for an advance of $250,000 by Mr. Tom O’Leary and Mr. Neil Leibman, Board members (Mr. Leibman is also an executive officer) for purposes of short-term financing.  The promissory notes accrue interest at the rate of 5% per annum based upon 365 days a year with a maturity date of July 3, 2018.  As of March 31, 2018, the outstanding balance of the two promissory notes is $250,000.  During the quarter ended March 31, 2018, the Company paid Mr. O’Leary and Mr. Leibman a combined amount of $3,014 in interest on the notes.

On January 8, 2018, the Company entered into a promissory note in the amount of $373,000 for an advance by Mr. Leibman for purposes of short-term financing.    The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of July 8, 2018. On March 6, 2018, $200,000 was paid back to Mr. Leibman with a remaining balance of $173,000 owed by the Company as of March 31, 2018.  For the quarter ended March 31, 2018, the Company paid interest to Mr. Leibman in the amount of $3,529.

On January 8, 2018, the Company entered into a promissory note with Pinnacle Power, LLC (“Pinnacle”), in the amount of $80,000 for purposes of short-term financing.  Mr. O’Leary and Mr. Leibman hold partnership interest in Pinnacle and are Board members of the Company.  The promissory note accrues interest at a rate of 5% per annum based upon 365 days a year and has a maturity date of July 8, 2019.  On February 22, 2018, $40,000 was repaid to Pinnacle and on March 6, 2018, $40,000 was repaid to Pinnacle.  As of March 31, 2018, the balance of the Pinnacle loan was $0.   During the quarter ended March 31, 2018, the Company paid Pinnacle $558 in interest.

NOTE 16 – OTHER RELATED PARTY TRANSACTIONS

On May 13, 2014, the Company granted a five-year stock option to Mr. O’Leary and Mr. Leibman each to purchase 151,115 shares of the Company’s common stock at an exercise price of $1.50 per share.

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS for office space located at 800 Bering Drive, Suite 250, Houston, Texas.   PDS is 100% owned by Mr. O’Leary. During the quarter ended March 31, 2018, the Company paid $12,325 related to the related party sublease.

In January 2018, Mr. Leibman provided aviation transportation and the Company paid $4,000 in fuel costs for purposes of a company off-site management meeting.

NOTE 17 - SUMMER ENERGY 401(K) PLAN

In January 2017, the Company adopted a qualified 401(K) Retirement Plan (the “Plan”) whereby eligible employees may elect to save for retirement on a tax-advantaged basis.   There are two types of salary deferrals: pre-tax 401(K) deferrals and Roth 401(K) deferrals.   Eligible employee participants are automatically enrolled at 3% of compensation unless a participant elects an alternative deferral percentage limited to dollar amount of $18,500 in 2018 or elects not to defer under the Plan. There is no Company match to the Plan.

 NOTE 18 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the quarter ended March 31, 2018 was $1,872.

NOTE 19 – REVENUE

The table below represents the Company’s reportable revenues from customers, net of respective provisions for refund:

For the Three Months Ended March 31, 2018
Electricity Revenues from Contracts with Customers
Texas Market	$29,536,833
Northeast Market	2,939,019
Pre-Paid ERCOT Market	817,234
Total Electricity Revenues from Contracts with Customers	33,293,086
Other Revenues:
Fees Revenue	757,014

Total Revenues:	$34,050,100

Presented in the following table are the components of accounts receivable and accrued revenue:

	March 31, 2018	January 1, 2018
Accounts receivable from customers
Texas Market	$7,174,846	$6,828,105
ISO New England Market	1,331,006	635,160
Total accounts receivable with customers and other receivables	8,505,852	7,463,265

Accrued revenue from customers
Texas Market	21,016,075	20,146,719
ISO New England Market	1,223,870	697,810
Total accrued revenue with customers	22,239,945	20,844,529

Total accounts receivable and accrued revenue	$30,745,797	$28,307,794

The Company recognizes revenue from the sale of electricity to consumers and is recognized upon the performance obligation to deliver electricity to the customer’s meter.  This method of revenue recognition is commonly referred to as the flow method. The Company’s customer base consists of a mix of residential and commercial customers in the ERCOT and ISO New England markets.

The invoice practical expedient within the accounting guidance allows for the recognition of revenue from performance obligations in the amount of consideration to which there is a right to invoice the customer and when the amount for which there is a right to invoice corresponds directly to the value transferred to the customer. The purpose of the invoice practical expedient is to depict an entity’s measure of progress toward completion of the performance obligation within a contract and can only be applied to performance obligations that are satisfied over time and when the invoice is representative of services provided to date. The Company elected to apply the invoice practical expedient to recognize revenue for performance obligations satisfied over time as the invoices from the respective revenue streams are representative of services or goods provided to date to the customer.

The Company’s performance obligations for these residential and commercial customers within the ERCOT and New England markets is detailed below.

Performance Obligations

Residential and Commercial – The Company has performance obligations for the service to deliver electricity to its customers and it satisfies these performance obligations over time as electricity is provided continuously to the customer who simultaneously receives and consumes the benefits provided. The Company recognizes revenue at a fixed base amount and a price per kilowatt hour as it provides these services on a fixed term contract. Contracts generally have fixed terms of 3-month increments not to exceed a 24-month fixed term. For customers whose fixed contracts have expired, the Company recognizes revenue at the market price per kilowatt hour as the service is provided.

Residential pre-paid – The Company has performance obligations for the service to deliver electricity to its customers and it satisfies these performance obligations over time as electricity is provided continuously to the customer who simultaneously receives and consumes the benefits provided.  Revenues in the pre-paid market are variable at the market rate per kilowatt hour as the service is provided.

Accounts Receivable and Unbilled Revenue

Account receivables comprise trade receivables and unbilled receivables. Customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month.  This results in customers having received electricity that they have not been billed for as of month-end.  Therefore, at the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing.    Unbilled accounts in the Texas market as of March 31, 2018, and December 31, 2017 were estimated at $21,016,075 and $20,146,719, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company.  Unbilled accounts in the ISO New England market as of March 31, 2018 and December 31, 2017 were estimated at $1,223,870 and $697,810, respectively.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company.  Management has determined that the allowance for doubtful accounts as of March 31, 2018 and December 31, 2017 is $426,314 and $1,176,958, respectively.  Bad debt expense for the three months ended March 31, 2018 and 2017 is $100,272 and $501,261, respectively. Net write offs and recoveries for the three months ended March 31, 2018 and 2017 were $850,916 and $171,959, respectively.

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts s recorded as of March 31, 2018 or 2017.

NOTE 20 - SUBSEQUENT EVENTS

On April 6, 2018, the Company was advanced $2,000,000 from the Blue Water Capital revolving loan in order to fund required invoices with the utility companies (Note 5).

On April 13, 2018, the Company entered into a Securities Purchase Agreement (the “SPA”) with LaRose Holdings, LLLP, a Delaware limited liability limited partnership (the “Investor”). Pursuant to the terms of the SPA, the Company agreed to issue to the Investor 2,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Shares”). The purchase price for the Shares was $3,000,000.  Pursuant to the terms of the SPA, on April 13, 2018, Al LaRose, Jr. was appointed to the Company’s board of directors as a Class I Director, to serve until the 2019 annual meeting of the Company’s stockholders.

On April 19, 2018, the Company granted a total of 45,000 stock options to non-employee members of the Company’s Board of Directors under the 2018 Stock Option and Stock Award Plan as compensation for service on the Company’s Board for service during the period from January 1, 2018 through March 31, 2018 (Note 11).  The director stock options vest on July 1, 2018.   The director options have an exercise price of $2.25 per share, will expire ten years from the date of the grant and are estimated to have a fair value of approximately $81,659 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.77% (ii) estimated volatility of 141.02% (iii) dividend yield of 0.00% and (iv) expected life of the options of eight years.

On May 1, 2018, the Company closed a transaction with EDF Energy Services, LLC and EDF Trading North America, LLC (collectively, “EDF”).  As part of the transaction, the Company and EDF entered into an Energy Services Agreement (the “Energy Services Agreement”) pursuant to which the Company agreed to purchase its electric power and associated services requirements from EDF, and EDF agreed to provide the Company with certain credit facilities to assist the Company in the purchase of its electric power and associated service requirements.  The terms of the Energy Services Agreement are governed by the ISDA Master Agreement, as well as a Schedule and Power Annex thereto and the Credit Support Annex thereto.

In conjunction therewith, the Company and EDF also entered into a Security Agreement, a Pledge Agreement and a Guaranty in favor of EDF.  The Energy Services Agreement has a term of three years, and automatically renews for successive one (1) year periods unless either party provides written notice of termination one hundred eighty (180) days prior to the renewal date. In addition to the market-based commodity price charged by EDF for each underlying commodity transaction, the Company will pay a “Commodity Fee” for each MWh of power that the Company requests for delivery from EDF during the term of the Energy Services Agreement.  In addition, the Company will be responsible for other mutually agreed upon fees incurred by EDF on its behalf.  The Company will also be responsible for any reasonable transmission or transportation costs incurred in connection with power transactions.  Monthly supply obligations will accrue interest at a rate equal to 3-month Libor plus six percent (6%) per annum.  Any additional credit support will bear interest at the per annum rate equal to the lesser of (i) a rate per annum equal to 3-month Libor rate plus three percent (3%) per annum, and (ii) the maximum rate of interest permitted by applicable law.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors” and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2017.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

Plan of Operation

Our wholly owned subsidiary, Summer LLC, is a licensed Retail Electricity Provider (“REP”) in the states of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs in Texas pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP in Texas, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer retail electricity to commercial and residential customers in designated target markets within the state of Texas.  In the commercial market, the primary target is small to medium-sized customers (i.e. less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.  Summer LLC began delivering electricity to customers in mid-February 2012.

Our wholly owned subsidiary, Summer Northeast, is a licensed REP in the states of Massachusetts, New Hampshire, Rhode Island and Connecticut.  The regulatory structure in the ISO New England market permits REPs, such as Summer Northeast, to procure and sell electricity at unregulated prices    We offer our customers competitive electricity rates, pricing choices, and simple offers with understandable terms and responsive customer service.  We are currently offering retail electricity to commercial and residential customers within the states of Massachusetts and New Hampshire.

Results of Operations

Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017

Revenue – For the quarter ended March 31. 2018, we generated $33,293,086 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers which includes revenues from contract cancellation fees, disconnection fees and late fees of $757,014. Revenues for the quarter ended March 31, 2017, were $22,197,834 from electricity revenue, which includes $1,133,688 from disconnection and late fees.

Cost of Goods Sold and Gross Profit – For the quarter ended March 31, 2018, cost of goods sold and gross profit totaled $29,915,020 and $4,135,080, respectively.  Cost of goods sold and gross profit recorded in the quarter ended March 31, 2017 were $19,576,270 and $3,755,252, respectively.

Operating expenses – Operating expenses for the quarter ended March 31, 2018, totaled $4,496,124 consisting primarily of general and administrative expenses of $2,484,802, stock compensation of $271,401, bank service fees of $263,545, professional fees of $193,996, outside commissions of $1,063,274, collection fees/sales verification fees $15,783 and $203,323 of billing fees.  Billing fees are primarily costs paid to a third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended March 31, 2017 totaled $3,659,572 consisting primarily of general and administrative expenses of $2,227,353, stock compensation of $76,624, bank service fees of $181,126, commission expense of $757,712, collection fees/sales and verification fees of $13,828, professional fees of $122,834 and $280,095 of billing fees.

Net Loss – Net loss for the quarters ended March 31, 2018 and 2017, totaled $637,155 and $48,000, respectively, relating primarily to operating expenses and cost of goods sold incurred in excess of revenue as we attempt to obtain economies of scale.

During the three months ended March 31, 2018, operating income was negatively impacted by the effects of extreme cold weather when compared to the three months ended March 31, 2017.  Weather significantly impacts our residential and small commercial customers and heating and cooling degree days can be used to evaluate the effect of weather on energy usage.  The three months ended March 31, 2018 compared to the three months ended March 31, 2017 reflect a lower profit margin, which is a result of continued compressed unit margin caused by the competitive pressures in the marketplace and shifting of the Company’s customer base towards a greater number of commercial accounts than residential accounts which yield lower unit margins.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial as well as residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Liquidity and Capital Resources

At March 31, 2018 and December 31, 2017, our cash totaled $624,450 and $313,757, respectively.  Our principal cash requirements for the quarter ended March 31, 2018, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures.  During the three months ended March 31, 2018, the primary source of cash was from electricity revenues. During the three months ended March 31, 2017, the primary source of cash was from electricity revenues,

General – The Company’s decrease in net cash flow during the three months ended March 31, 2018 is attributable to $370,410 cash used in operating activities, $15,826 cash used in investing activities for the purchase of property and equipment, and $798,000 provided by financing activities. The Company’s decrease in net cash flow during the three months ended March 31, 2017 is attributable to $730,717 cash used in operating activities, $2,563 cash used in investing activities for the purchase of property and equipment.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ending December 31, 2018.

Future Financing Needs

The Company did not commence operations and the generation of revenue in the Texas market until the middle of the three-month period ended March 31, 2012.  Our cash position may not be significant enough to support daily operations.  Management believes that we have adequate liquidity to support operations during the short-term, but this belief is based upon many assumptions and is subject to numerous risks.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on March 29, 2018 (the “2017 Form 10-K”).  The Risk Factors set forth in the 2017 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2017 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SUMMER ENERGY HOLDINGS, INC.

Date: May 15, 2018	By: /s/ Neil M. Leibman
Neil M. Leibman
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018
/s/ Jaleea P. George
Jaleea P. George Chief Financial Officer
(Principal Accounting Officer)