Form 10-Q
period 2018-06-30
SUMMER ENERGY HOLDINGS INC
filed 2018-08-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 001-35496

Summer Energy Holdings, Inc.
(Exact name of registrant as specified in charter)

Nevada	20-2722022
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5847 San Felipe Street, Suite 3700, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 375-2790
(Issuer’s telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No o.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No o.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 14, 2018 was 27,480,833.

Summer Energy Holdings, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$4,037,633	$313,757
Restricted cash	2,094,800	1,678,279
Accounts receivable, net	37,418,939	27,130,836
Prepaid and other current assets	2,505,939	915,362
Total current assets	46,057,311	30,038,234

Property and equipment, net	112,090	156,366

Deferred financing cost, net	-	44,972

Intangible asset, net	2,756,376	3,347,028

Total assets	$48,925,777	$33,586,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,604,442	$605,118
Accrued wholesale power purchased	14,404,869	8,944,275
Accrued transportation and distribution chares	6,544,827	5,942,457
Accrued expenses	3,947,299	3,260,174
Short-term related party debt	-	767,677
Short-term debt, net of debt discount	-	2,540,000
Total current liabilities	26,501,437	22,059,701

Long-term liabilities:
Long-term debt	8,216,006	-

Total liabilities	34,717,443	22,059,701

Commitments and Contingencies

Stockholders’ equity
Common Stock - $.001 par value, 100,000,000 shares authorized,
27,480,833 and 25,055,833 shares issued and outstanding at
June 30, 2018 and December 31, 2017, respectively	27,480	25,055
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	23,042,493	18,891,252
Accumulated deficit	(8,809,639)	(7,337,408)
Total stockholders’ equity	14,208,334	11,526,899

Total liabilities and stockholders’ equity	$48,925,777	$33,586,600

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$39,218,748	$29,017,573	$73,268,848	$52,349,095

Cost of goods sold
Power purchases and balancing/ancillary	20,186,925	13,047,283	36,207,900	22,994,572
Transportation and distribution providers charge	14,324,770	11,595,868	28,218,815	21,224,849
Total cost of goods sold	34,511,695	24,643,151	64,426,715	44,219,421

Gross profit	4,707,053	4,374,422	8,842,133	8,129,674

Operating expenses	5,207,096	3,068,829	9,703,220	6,728,401

Operating income (loss)	(500,043)	1,305,593	(861,087)	1,401,273

Other expense
Financing costs	(22,486)	(22,486)	(44,972)	(44,972)
Interest expense, net	(312,547)	(116,276)	(566,172)	(237,470)
Total other expense	(335,033)	(138,762)	(611,144)	(282,442)

Net income (loss) before income taxes	(835,076)	1,166,831	(1,472,231)	1,118,831

Income tax expense	-	-	-	-

Net income (loss)	$(835,076)	$1,166,831	$(1,472,231)	$1,118,831

Net income (loss) per common share:
Basic	$(0.03)	$0.05	$(0.06)	$0.05
Dilutive	$(0.03)	$0.05	$(0.06)	$0.05
Weighted average number of shares
Basic	26,856,850	22,472,415	25,961,634	22,467,944
Dilutive	26,856,850	22,661,813	25,961,634	22,731,618

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(1,472,231)	$1,118,831
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	44,972	44,972
Stock compensation expense	516,166	144,404
Depreciation of property and equipment	65,718	88,974
Amortization of intangible asset	590,652	-
Bad debt expense	381,113	259,834
Changes in operating assets and liabilities:
Accounts receivable	(10,669,216)	(7,251,894)
Prepaid and other current assets	(1,590,577)	(55,166)
Accounts payable	999,324	140,532
Accrued wholesale power purchased	5,460,594	2,880,173
Accrued transportation and distribution charges	602,370	-
Accrued expenses	687,125	1,802,362
Net cash used in operating activities	(4,383,990)	(826,978)

Cash Flows from Investing Activities
Purchase of property and equipment	(21,442)	(7,334)
Net cash used in investing activities	(21,442)	(7,334)

Cash Flows from Financing Activity
Payment on Master Revolver Note	(40,000)	-
Advance from wholesale provider	3,296,006	-
Advance from short-term note	2,420,000	-
Repayment of related party debt	(767,677)	-
Proceeds from issuance of common shares in a private placement offering	3,637,500	450,000
Net cash provided by financing activities	8,545,829	450,000

Net Increase (Decrease) in Cash and Restricted Cash	4,140,397	(384,312)

Cash and Restricted Cash at Beginning of Period	1,992,036	3,427,906

Cash and Restricted Cash at End of Period	$6,132,433	$3,043,594

Supplemental Disclosure of Cash Flow Information:
Interest paid	$465,028	$237,829

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer Energy PJM, LLC (“Summer PJM”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer PJM (Formerly Summer Energy of Ohio) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer PJM on June 16, 2015.   At June 30, 2018, there was no business activity in the state of Ohio.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018.

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

Balancing/ancillary costs are based on the customer load and are determined by the Electric Reliability Council of Texas (“ERCOT”) and ISO New England through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing program.

Recent Pronouncements

Accounting Pronouncements Issued and Recently Adopted

In May 2014, the FASB issued ASU 2014-09 changing the method used to determine the time and requirements for revenue recognition on the statements of income.   Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed.  The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.   The implementation of this standard did not have a material impact on the Company’s consolidated net income (loss), cash flows or financial positions.   The Company did not identify any significant changes to their revenue recognition practices that were required by the new guidance, but in accordance with the new standard, they have provided additional disclosures about revenue in Note 19, Revenue.   The company adopted this standard effective January 1, 2018.

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$4,037,633	$313,757
Restricted cash and cash equivalents	2,094,800	1,678,279
Total cash and cash equivalents, including restricted amounts	$6,132,433	$1,992,036

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

NOTE 4 - LETTERS OF CREDIT

As of June 30, 2018, Summer LLC had five secured irrevocable stand-by letters of credit totaling $565,300 with a financial institution for the benefit of the TDSPs that provide transition services to the Company.  The five letters of credit will expire and automatically renew during the seven months ending July 31, 2019 and are backed by cash.

As of June 30, 2018, Summer PJM has one secured irrevocable stand-by letter of credit totaling $50,000 with a financial institution for the benefit of a utility in the state of Ohio.   The letter of credit will expire and automatically renew on June 5, 2019 and is backed by cash.

As of June 30, 2018, Summer Northeast secured three irrevocable stand-by letters of credit totaling $600,000.  Letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2019 with auto extension provisions, State of New Hampshire Public Utilities Committee in the amount of $100,000 expiring on March 2, 2019 and the wholesale power provider of Summer Northeast (Note 8) in the amount of $250,000 expiring on October 1, 2018 with auto extension provisions.   The stand-by letters of credit for the benefit of State of New Hampshire Public Utilities Committee and the Connecticut Department of Public Utility Control are backed by cash.   The letter of credit to a wholesale provider is back by a Master Revolver Note (Note 13).  All three letters of credit are held by the financial institution who issued the irrevocable stand-by letters of credit.

On May 31, 2018, the letter of credit issued to ISO New England in the amount of $274,965 on behalf of Summer Northeast was cancelled and deactivated.

As of June 30, 2018, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 5 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

On June 27, 2018, the Company and Summer LLC entered into an Amendment to Loan Documents agreement (the “Amendment”) with Blue Water Capital Funding, LLC (“Blue Water”).

Pursuant to the Amendment, the Company, Summer LLC and Blue Water agreed to amend certain loan documents dated June 29, 2016, namely the Loan Agreement between Summer LLC and Blue Water dated as of June 29, 2016 (the “Loan Agreement”), the Revolving Promissory Note by Summer LLC in favor of Blue Water dated as of June 29, 2016 (the “Note”), the Security Agreement dated as of June 29, 2016 between Summer LLC and Blue Water (the “Security Agreement”), and the Guaranty by the Company in favor of Blue Water dated as of June 29, 2016 (the “Guaranty”; together with the Loan Agreement, Note and Security Agreement, collectively, the “Loan Documents”).

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points.  As of June 30, 2018, the interest rate was 11%.  The amount of credit available pursuant to the Loan Documents, as amended by the Amendment, continues to be $5,000,000.  The Note continues to include a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Security Agreement remains in effect, and the Company reaffirmed its obligations under the Guaranty.

At June 30, 2018 and December 31, 2017, the outstanding balance of financing from Blue Water Capital was $4,920,000 and $2,500,000, respectively.  Interest accrued during the six months ended June 30, 2018 and 2017 was $210,197 and $138,264, respectively.

NOTE 6 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

No new warrants were issued or vested during the quarters ended June 30, 2018 or 2017.

NOTE 7 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER LLC

On May 1, 2018, Summer Energy Holdings, Inc. (for purposes of this footnote, “SEH”), together with its subsidiaries Summer LLC and Summer Northeast (collectively the “Company”) closed a transaction with EDF Energy Services, LLC and EDF Trading North America, LLC (collectively, “EDF”).  As part of the transaction, Summer LLC, Summer Northeast and EDF entered into an Energy Services Agreement (the “Energy Services Agreement”) pursuant to which Summer LLC and Summer Northeast agreed to purchase their electric power and associated services requirements from EDF, and EDF agreed to provide Summer LLC and Summer Northeast with certain credit facilities to assist Summer LLC and Summer Northeast in the purchase of their electric power and associated service requirements.  The terms of the Energy Services Agreement are governed by the ISDA Master Agreement, as well as a Schedule and Power Annex thereto and the Credit Support Annex thereto.

In conjunction therewith, the Company and EDF also entered into a Security Agreement (the “Security Agreement”), a Pledge Agreement (the “Pledge Agreement”) and a Guaranty (the “Guaranty”) in favor of EDF.  The Energy Services Agreement has a term of three years, and automatically renews for successive one-year periods unless either party provides written notice of termination 180 days prior to the renewal date. In addition to the market-based commodity price charged by EDF for each underlying commodity transaction, the Company will pay a “Commodity Fee” for each MWh of power that the Company requests for delivery from EDF during the term of the Energy Services Agreement.  In addition, the Company will be responsible for other mutually agreed upon fees incurred by EDF on its behalf.  The Company will also be responsible for any reasonable transmission or transportation costs incurred in connection with power transactions.  Monthly supply obligations will accrue interest at a rate equal to three-month LIBOR plus 6% per annum.  Any additional credit support will bear interest at the per annum rate equal to the lesser of (i) a rate per annum equal to three-month LIBOR rate plus 3% per annum, and (ii) the maximum rate of interest permitted by applicable law.

In consideration of the services and credit support provided by EDF to Summer LLC and Summer Northeast, and pursuant to the Security Agreement, Summer LLC and Summer Northeast agreed to, among other things (i) grant a priority security interest to EDF in all of their assets, equipment and inventory; (ii) require their customers to remit monthly payments into a lockbox account over which EDF has a security interest; and (iii) deliver monthly and annual forecasted and audited statements to EDF.

Pursuant to the Pledge Agreement, SEH pledged to EDF, and granted to EDF a security interest in all of the membership interests of Summer LLC and Summer Northeast owned by SEH as well as all additional membership interests of such subsidiaries from time to time acquired by SEH.  Pursuant to the Guaranty, SEH agreed to guaranty the obligations of Summer LLC and Summer Northeast under the Energy Services Agreement.

The foregoing is only a brief description of the material terms of the transaction with EDF and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the text of the Energy Services Agreement, the ISDA Master Agreement, the Security Agreement, the Pledge Agreement and the Guaranty, which are filed as Exhibits 10.1 through 10.5, respectively, hereto.

As of June 30, 2018, EDF has provided additional credit support in the amount of $3,296,006 for cash collateral as well as to secure letters of credit (Note 4) for the benefit of the Company.

For the quarter ended June 30, 2018, the Company accrued $110,000 interest to EDF.

NOTE 8 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER NORTHEAST

Summer Northeast purchased electric power from Calpine Energy Solutions, LLC (formerly Noble Americas Energy Solutions LLC) through May 2018.   Summer Northeast was invoiced for the volumes at the end of each calendar month for the volumes purchased for delivery during said month at a wholesale power tariff rate plus scheduling fees. The invoice is payable on the 20th of the following month from delivery.   Summer Northeast provided Calpine with a $250,000 letter of credit (Note 4) which was deactivated and released on July 26, 2018.

Beginning in June 2018, Summer Northeast purchases power under the wholesale power agreement with EDF (Note 7).

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

The 2012 Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the 2012 Plan have been issued and all restrictions on such shares under the terms on the 2012 Plan and the agreement evidencing awards granted under the 2012 Plan have lapsed.  However, all awards shall be granted, if at all, 10 years from the earlier of the date the 2012 Plan is adopted by the Board or the date the 2012 Plan is duly approved by the stockholders of the Company.

On December 6, 2012, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding shares under the 2012 Plan.

During the six months ended June 30, 2018 and 2017, the Company recognized total stock compensation expenses of $0 and $1,335, respectively, relating to the vesting of stock options issued from the 2012 Plan.

There were no stock options granted during the quarter ended June 30, 2018.

As of June 30, 2018, 2,000 shares remain available for issuance.

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

During the quarter ended June 30, 2018, the Company granted no stock options from the 2015 Stock Option and Stock Award Plan.

During the six months ended June 30, 2018 and 2017, the Company recognized total stock compensation expenses of $159,477 and $141,733, respectively, for vesting options issued from the 2015 Plan.

As of the quarter ended June 30, 2018, the unrecognized expense for vesting of options issued from the 2015 Plan is $244,470 relating to 263,000 of unvested shares expected to be recognized over a weighted average period of approximately 3.15 years.

As of June 30, 2018, 19,000 shares remain available for issuance under the 2015 Plan.

NOTE 11 – 2018 STOCK OPTION AND STOCK AWARD PLAN

Effective February 12, 2018, the Board of Directors of the Company approved and adopted the Summer Energy Holdings, Inc. 2018 Stock Option and Stock Award Plan (“2018 Plan”), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Company’s named executive officers are eligible for grants or awards under the 2018 Plan.   The Company’s stockholders approved the 2018 Plan on June 8, 2018.

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

During the quarter ended March 31, 2018, the Company granted the following options to purchase common stock under the 2018 Plan:

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

The options covering a total of 45,000 shares vested on July 1, 2018.    The stock options have an exercise price of $2.50 per share and will expire ten years from the date of grant.  The fair value of the options of $106,665 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.65% (ii) estimated volatility of 119.27% (iii) dividend yield of 0.00% and (iv) expected life of the options of eight years.

For the quarter ended March 31, 2018, the Company granted, on April 19, 2018, a total of 45,000 stock options to non-employee members of the Company’s Board of Directors under the 2018 Plan as compensation.  The director stock options vested on July 1, 2018.   The director options have an exercise price of $2.25 per share, will expire ten years from the date of the grant and are estimated to have a fair value of approximately $81,659 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.77% (ii) estimated volatility of 141.02% (iii) dividend yield of 0.00% and (iv) expected life of the options of eight years.

During the quarter ended June 30, 2018, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan as compensation with an approximate value of $126,864 on the date of grant.  The fair value of the options in the amount of $126,864 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.73% (ii) estimated volatility of 144.57% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the six months ended June 30, 2018, the Company recognized total stock compensation expenses of $356,689 for vesting options issued from the 2018 Plan.

As of the quarter ended June 30, 2018, the unrecognized expense for vesting of options issued from the 2018 Plan is $494,204 relating to 378,750 of unvested shares expected to be recognized over a weighted average period of approximately 2.89 years.

As of June 30, 2018, 1,121,250 shares remain available for issuance under the 2018 Plan.

NOTE 12 - TEXAS SALES AND USE TAX AUDIT

Summer LLC is currently under audit for Texas sales and use tax by the Comptroller of Public Accounts (“Comptroller”) for the period from February 2013 through July 2016.   On February 20, 2018, the Comptroller reported its assessment for additional Texas sales and use tax to be paid by the Company.

As of June 30, 2018, and December 31, 2017, the Company had accrued a liability of $375,000 relating to the assessment.   On July 3, 2018, the Company made a payment of $366,962 towards such liability.

NOTE 13 – MASTER REVOLVER NOTE

The Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast (formerly REP Energy) pursuant to the terms of a Membership Interest Purchase Agreement among the Company, Summer Northeast and the members of Summer Northeast (the “Purchase Agreement”) during 2017.

The amount of available credit under the Master Note is $800,000 issued by Comerica Bank. The Master Note is dated July 25, 2017 and has a maturity date of July 25, 2018.  Each advance under the Master Note shall bear interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR for such day plus 2.5% per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 1 percent per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first business day of each month.

On February 22, 2018, the Company paid $40,000 to Comerica Bank to pay off the balance of the Master Revolver assumed by the Company on November 1, 2017.

As of June 30, 2018, the Master Note secured a letters of credit totaling $250,000 (Note 4).  Interest paid to Comerica Bank during the six months ended June 30, 2018 was $312.

Guaranty of the Master Note at origination on July 25, 2017 was made by two former members of Summer Northeast (Neil Leibman and Tom O’Leary) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of the Purchase Agreement, the Company, as soon as practicable, is required to replace the credit facilities (Note 4) secured by the Master Note and arrange a release of the guaranty by such guarantors.   Until such release is effective, the Company agrees to pay monthly interest to the guarantors, at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility.

NOTE 14 – DEBT TO RELATED PARTIES ASSUMED

On November 1, 2017, the Company assumed $767,677 of related party debt owed by Summer Northeast to members Tom O’Leary and Neil Leibman pursuant to the terms of the Purchase Agreement (note 13).  Messrs. O’Leary and Leibman serve on the Company’s Board (Mr. Leibman is also an executive officer).

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

During the six-months ending June 30, 2018, the $767,677 was paid in full to the related parties Messrs. O’Leary and Leibman and interest paid on such related party debt assumed was $35,057.

As of June 30, 2018, and December 31, 2017, the outstanding debt to related parties was $0 and $767,677, respectively.

NOTE 15 – RELATED PARTY LOANS

On January 3, 2018, the Company entered into two separate promissory notes in the amount of $125,000 each for an advance of $250,000 by Tom O’Leary and Neil Leibman for purposes of short-term financing.  The promissory notes accrue interest at the rate of 5% per annum based upon 365 days a year with a maturity date of July 3, 2018.    The loans from Mr. O’Leary and Mr. Leibman were paid in full on June 1, 2018. As of June 30, 2018, the outstanding balance of the two promissory notes is $0.  During the six-months ended June 30, 2018, the Company paid Mr. O’Leary and Mr. Leibman a combined amount of $5,103 in interest on the notes.

On January 8, 2018, the Company entered into a promissory note in the amount of $373,000 for an advance by Mr. Leibman for purposes of short-term financing.    The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of July 8, 2018.  On March 6, 2018, $200,000 was paid back to Mr. Leibman and on April 16, 2018, the remaining balance of $173,000 was paid. As of June 30, 2018, the balance was $0 and the loan was paid in full.  For the six months ended June 30, 2018, the Company paid interest to Mr. Leibman in the amount of $3,884.

On January 8, 2018, the Company entered into a promissory note with Pinnacle Power, LLC (“Pinnacle”), in the amount of $80,000 for purposes of short-term financing.  Mr. O’Leary and Mr. Leibman hold membership interest in Pinnacle. The promissory note accrues interest at a rate of 5% per annum based upon 365 days a year and has a maturity date of July 8, 2019.  On February 22, 2018, $40,000 was repaid to Pinnacle and on March 6, 2018, $40,000 was repaid to Pinnacle.  As of June 30, 2018, the balance of the Pinnacle loan was $0.   During the six months ended June 30, 2018, the Company paid Pinnacle $558 in interest.

NOTE 16 – OTHER RELATED PARTY TRANSACTIONS

On May 13, 2014, the Company granted a five-year stock option to Tom O’Leary and Neil Leibman each to purchase 151,115 shares of the Company’s common stock at an exercise price of $1.50 per share.

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas.   PDS is 100% owned by Mr. O’Leary. During the six-month period ended June 30, 2018, the Company paid $24,300 associated with the related party sublease.

In January 2018, Mr. Leibman provided aviation transportation and the Company paid $4,000 in fuel costs for purposes of a company off-site management meeting.

On May 17, 2018, the Company disbursed $45,500 to each Mr. O’Leary and Mr. Leibman for a total of $91,000 which was in accordance with the Membership Interest Purchase Agreement dated November 1, 2017 between the Company and Rep Energy, LLC.

On June 28, 2018, the Company entered into individual Securities Purchase Agreements and Registration Rights Agreements with four investors for such investors to purchase from the Company a total of 125,000 shares of Common Stock at a purchase price of $1.50 per share for a total purchase price of $300,000.  A member of the Company’s Board of Directors, Andrew Bursten, purchased 85,100 of such shares and his family members purchased 39,900 of such shares.

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

NOTE 18 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the six months ending June 30, 2018 was $2,999.

NOTE 19 – REVENUE

The table below represents the Company’s reportable revenues for the three and six months ended June 30, 2018 from customers, net of respective provisions for refund:

	For the Six Months Ended June 30, 2018	For the Three Months Ended June 30, 2018
Electricity Revenues from Contracts with Customers
Texas Market	$64,241,951	$34,705,118
Northeast Market	5,501,904	2,562,885
Pre-Paid ERCOT Market	2,006,787	1,189,553
Total Electricity Revenues from Contracts with Customers	71,750,642	38,457,556
Other Revenues:
Fees Revenue	1,518,206	761,192

Total Revenues:	$73,268,848	$39,218,748

Presented in the following table are the components of accounts receivable and accrued revenue:

	June 30, 2018	January 1, 2018
Accounts receivable from customers
ERCOT Market	$9,491,388	$6,828,105
ISO New England Market	1.239,805	635,160
Total Accounts receivable from customers
Total accounts receivable with customers and other receivables	10,731,193	7,463,265

Accrued revenue from customers
ERCOT Market	25,778,579	20,146,719
ISO New England Market	1,478,444	697,810
Total accrued revenue with customers	27,257,023	20,844,529

Total accounts receivable and accrued revenue	$37,988,216	$28,307,794

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

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing.    Unbilled accounts in the Texas market as of June 30, 2018 and December 31, 2017 were estimated at $25,778,579 and $20,146,719, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company.  Unbilled accounts in the ISO New England market as of June 30, 2018 and December 31, 2017 were estimated at $1,478,444 and $697,810, respectively.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company.  Management has determined that the allowance for doubtful accounts as of June 30, 2018 and December 31, 2017 is $569,777 and $1,176,958, respectively.  Bad debt expense for the six months ended June 30, 2018 and 2017 was $381,113 and $259,834, respectively. Net write offs and recoveries for the six months ended June 30, 2018 and 2017 were $988,294 and $296,779, respectively.

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts is recorded as of June 30, 2018 or December 31, 2017.

NOTE 20 – PRIVATE PLACEMENT OFFERING

During the quarter ended June, 30, 2018, the Company commenced a private placement offering (the “Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.  The Offering was to accredited investors to purchase shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.50 per share.

The Offering resulted in the issuance of 2,425,000 shares of common in exchange for cash proceeds in the amount of $3,637,500 which included the Company entering into a Securities Purchase Agreement (the “SPA”) with LaRose Holdings, LLLP, a Delaware limited liability limited partnership (the “Investor”) for 2,000,000 shares.

On April 13, 2018, pursuant to the terms of the SPA, Al LaRose, Jr. was appointed to the Company’s board of directors as a Class I Director, to serve until the 2019 annual meeting of the Company’s stockholders.  The foregoing description of the SPA is qualified in its entirety by reference to the terms of the SPA, which was filed as Exhibit 10.1 to our Form 8-K filed on April 19, 2018.

NOTE 21 - SUBSEQUENT EVENTS

Stock Options Issued from 2018 Stock Award Plan

On July 13, 2018, the Company granted stock options to purchase up to 2,500 shares of the Company’s common stock to a key employee. The options covering a total of 2,500 shares vest one-year after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten (10) years from the date of grant.  The fair value of the options of $5,881 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.73% (ii) estimated volatility of 142.45% (iii) dividend yield of 0.00% and (iv) expected life of the options of eight years.

Letters of Credit

In July 2018, the letter of credit issued to the wholesale provider (Note 8) in the amount of $250,000 was released and deactivated (Note 4).

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

Recent Developments

The consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer Energy PJM, LLC (“Summer PJM”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer PJM (Formerly Summer Energy of Ohio) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer PJM on June 16, 2015.

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

Results of Operations

Three Months Ended June 30, 2018, compared to the Three Months Ended June 30, 2017

Revenue – For the three months ended June 30, 2018, we generated $38,457,556 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $761,192. Revenues for the quarter ended June 30, 2017 were $27,703,540 from electricity revenue and $ 1,314,033 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended June 30, 2018, cost of goods sold and gross profit totaled $34,511,695 and $4,707,053, respectively. Cost of goods sold and gross profit recorded in the three months ended June 30, 2017 were $24,643,151 and $4,374,422, respectively. The Company’s increase in gross profit is a result of strategic marketing partnerships and third-party sales to both residential and commercial customers.

The three months ended June 2018 compared to the three months ended June 2017 reflects a lower profit margin which is a result of compressed unit margin caused by the competitive pressures in the marketplace and the customer base for the Company has shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.

Operating Expenses – Operating expenses for the three months ended June 30, 2018 totaled $5,207,096, consisting primarily of general and administrative expenses of $2,915,267, stock compensation expense of $244,765, bank service fees of $270,403, commission expense of $1,370,788, collection fees/sales and verification fees of $15,833, professional fees of $207,487, and $182,553 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the three months ended June 30, 2017 totaled $3,068,829, consisting primarily of general and administrative expenses of $1,576,643, stock compensation expense of $67,780, bank service fees of $190,387, commission expense of $889,411, collection fees/sales and verification fees of $14,637, professional fees of $59,477, and $270,494 of billing fees.

The three months ended June 2018 compared to the three months ended June 2017 reflects an increase in operating expenses which is a result of primarily commission expense.

Net Income (Loss) – Net income (loss) for the three months ended June 30, 2018 and 2017, totaled $(835,076) and $1,166,831, respectively.

Six Months Ended June 30, 2018, compared to the Six Months Ended June 30, 2017

Revenue – For the six months ended June 30, 2018, we generated $71,750,642 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.   The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $1,518,206.  For the six months ended June 30, 2017, the Company generated $49,901,374 in electricity revenue and $2,447,721 from contract cancellation, disconnection fees and late fees.

Cost of Goods Sold and Gross Margin – For the six months ended June 30, 2018, cost of goods sold and gross profit totaled $64,426,715 and $8,842,133, respectively. Cost of goods sold and gross profit in the six months ended June 30, 2017 totaled $44,219,421 and $8,129,674.

The six months ended June 2018 compared to the six months ended June 2017 reflects a lower profit margin which is the result of compressed unit margin caused by the competitive pressures in the marketplace; and the customer base for the Company has also shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.

Operating Expenses – Operating expenses for the six months ended June 30, 2018 totaled $9,703,220 consisting primarily of general and administrative expenses of $5,400,370, stock compensation expense of $516,166, bank service fees of $533,948, commission expense of $2,433,761, collection fees/sales and verification fees of $31,616, professional fees of $401,483, and $385,876 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the six months ended June 30, 2017 totaled $6,728,401 consisting primarily of general and administrative expenses of $3,803,996, stock compensation expense of $144,404, bank service fees of $371,513, commission expense of $1,647,123, collection fees/sales and verification fees of $28,465, professional fees of $182,310, and $550,590 of billing fees.

Net Income (Loss) – Net income (loss) for the six months ended June 30, 2018 and 2017, totaled $(1,472,231) and $1,118,831, respectively.

Liquidity and Capital Resources

At June 30, 2018 and December 31, 2017, our cash totaled $4,037,633 and $313,757, respectively.  Our principal cash requirements for the quarter ended June 30, 2018, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures.

During the quarter ended June 30, 2018, the primary source of cash was from electricity revenues and from $3,637,500 received in private placement offerings.   During the quarter ended June 30, 2017, the primary source of cash was from electricity revenues, and $450,000 of funds received in a private placement.

General – The Company’s increase in net cash flow during the first six months of 2018 is attributable to $4,383,990 cash used in operating activities, $21,442 cash used for the purchase of property and equipment, and $8,454,829 provided by financing activity which includes $3,637,500 from proceeds received in private placement.  In 2017, the decrease in net cash flow was attributable to $826,978 cash used in operating activities, $7,334 cash used in investing activities, which includes $7,334 for the purchase of property and equipment, and $450,000 provided by financing activity.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ended December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting during the period of time covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our process for evaluating controls and procedures is continuous and encompasses constant improvement of the design and effectiveness of established controls and procedures and the remediation of any deficiencies which may be identified during this process.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of a private offering which commenced in April 2018, on May 16, 2018, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with an investor for such investor to purchase from the Company 100,000 shares of the Company's common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $1.50 per share for a total purchase price of $150,000.

On June 12, 2018, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with an investor for such investor to purchase from the Company 200,000 shares of Common Stock at a purchase price of $1.50 per share for a total purchase price of $300,000.

On June 28, 2018, the Company entered into individual Securities Purchase Agreements and Registration Rights Agreements with four investors for such investors to purchase from the Company a total of 125,000 shares of Common Stock at a purchase price of $1.50 per share for a total purchase price of $187,500.  A member of the Company’s Board of Directors, Andrew Bursten, purchased 85,100 of such shares.

The Common Stock was offered to the investors in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder.   The Company intends to use the proceeds from these investments for general corporate and working capital purposes.

On July 13, 2018, the Company granted stock options to purchase up to 2,500 shares of Common Stock to a key employee. The options covering a total of 2,500 shares vest one-year after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire ten (10) years from the date of grant.  Such options were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

ITEM 6.  EXHIBITS

10.1

Energy Services Agreement by and among Summer Energy, LLC, Summer Energy Northeast, LLC, EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

10.2

ISDA Master Agreement, Power Annex to ISDA Master Agreement Schedule to ISDA Master Agreement and Credit Support Amex thereto, by and among Summer Energy, LLC, Summer Energy Northeast, LLC and EDF Trading North America, LLC dated as of May 1, 2018.

10.3	Security Agreement by and among Summer Energy, LLC, Summer Energy Northeast, LLC, EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018.
10.4	Pledge Agreement made by Summer Energy Holdings, Inc. in favor of EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018.
10.5	Guaranty made by Summer Energy Holdings, Inc. in favor of EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUMMER ENERGY HOLDINGS, INC.

Date:	August 14, 2018	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2018	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)