Form 10-Q
period 2018-09-30
SUMMER ENERGY HOLDINGS INC
filed 2018-11-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 14, 2018 was 27,480,833.

Summer Energy Holdings, Inc.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

INDEX
Page

PART I – FINANCIAL INFORMATION3

ITEM 1.  FINANCIAL STATEMENTS3

CONDENSED CONSOLIDATED BALANCE SHEETS3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS5

NOTES TO THE CONDENSED CONSOLDATED FINANCIAL STATEMENTS6

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS17

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK20

ITEM 4.  CONTROLS AND PROCEDURES20

PART II – OTHER INFORMATION21

ITEM 1A.  RISK FACTORS21

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS21

ITEM 6.  EXHIBITS22

SIGNATURES23

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$3,799,517	$313,757
Restricted cash	2,676,181	1,678,279
Accounts receivable, net	39,866,208	27,130,836
Prepaid and other current assets	2,683,512	915,362
Total current assets	49,025,418	30,038,234

Property and equipment, net	93,701	156,366

Deferred financing cost, net	10,938	44,972

Intangible asset, net	2,461,050	3,347,028

Total assets	$51,591,107	$33,586,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,312,079	$605,118
Accrued wholesale power purchased	19,270,502	8,944,275
Accrued transportation and distribution charges	6,625,979	5,942,457
Accrued expenses	5,609,423	3,260,174
Short-term related party debt	-	767,677
Short-term debt, net of debt discount	-	2,540,000
Total current liabilities	33,817,983	22,059,701

Long-term liabilities:
Long-term debt	8,756,006	-
Total liabilities	42,573,989	22,059,701

Commitments and contingencies

Stockholders’ equity
Common stock - $.001 par value, 100,000,000 shares authorized,
27,480,833 and 25,055,833 shares issued and outstanding at
September 30, 2018 and December 31, 2017, respectively	27,480	25,055
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	23,202,359	18,891,252
Accumulated deficit	(14,160,721)	(7,337,408)
Total stockholders’ equity	9,017,118	11,526,899

Total liabilities and stockholders’ equity	$51,591,107	$33,586,600

See accompanying notes to the condensed consolidated financial statements.

Index

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$46,236,106	$34,512,759	$119,504,955	$86,861,854

Power purchases and balancing/ancillary	29,100,071	16,543,030	65,307,971	39,537,602
Transportation and distribution providers charge	15,819,398	13,862,856	44,038,213	35,087,705

Total cost of goods sold	44,919,469	30,405,886	109,346,184	74,625,307

Gross profit	1,316,637	4,106,873	10,158,771	12,236,547

Operating expenses	5,262,090	4,144,681	14,965,311	10,873,082

Operating income (loss)	(3,945,453)	(37,808)	(4,806,540)	1,363,465

Other expense
Financing costs	(1,563)	(22,486)	(46,535)	(67,458)
Interest expense, net	(363,705)	(139,076)	(929,877)	(376,546)
Disputed power settlement	(1,040,361)	-	(1,040,361)	-
Total other expense	(1,405,629)	(161,562)	(2,016,773)	(444,004)

Net income (loss) before income taxes	(5,351,082)	(199,370)	(6,823,313)	919,461

Income tax expense	-	-	-	-

Net income (loss) applicable to common shareholders	$(5,351,082)	$(199,370)	$(6,823,313)	$919,461

Net income (loss) per common share:
Basic	$(0.19)	$(0.01)	$(0.26)	$0.04
Dilutive	$(0.19)	$(0.01)	$(0.26)	$0.04
Weighted average number of shares
Basic	27,480,833	22,875,571	26,473,599	22,584,793
Dilutive	27,480,833	22,875,571	26,473,599	23,032,818

See accompanying notes to the condensed consolidated financial statements.

Index

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net income (loss)	$(6,823,313)	$919,461
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	46,535	67,458
Stock compensation expense	676,032	169,815
Depreciation of property and equipment	90,405	125,491
Amortization of intangible asset	885,978	-
Bad debt expense	674,541	512,019
Changes in operating assets and liabilities:
Accounts receivable	(13,409,913)	(11,652,598)
Prepaid and other current assets	(1,768,150)	(128,477)
Accounts payable	1,706,961	221,803
Accrued wholesale power purchased	10,326,227	1,321,123
Accrued transportation and distribution charges	683,522	3,458,994
Accrued expense	2,349,249	4,269,604
Net cash used in operating activities	(4,561,926)	(715,307)

Cash Flows from Investing Activities
Purchase of property and equipment	(27,741)	(22,210)
Net cash used in investing activities	(27,741)	(22,210)

Cash Flows from Financing Activity
Payment on master revolver note	(40,000)	-
Advance from wholesale provider	3,836,006	-
Advance from short-term note	2,420,000	-
Deferred financing costs	(12,500)	-
Repayment of related party debt	(767,677)	-
Proceeds from issuance of common shares in a private placement offering	3,637,500	450,000
Net cash provided by financing activities	9,073,329	450,000

Net Increase (Decrease) in Cash and Restricted Cash	4,483,662	(287,517)

Cash and Restricted Cash at Beginning of Period	1,992,036	3,427,906

Cash and Restricted Cash at End of Period	$6,475,698	$3,140,389

Supplemental Disclosure of Cash Flow Information:
Interest paid, net	$929,877	$376,972

See accompanying notes to the condensed consolidated financial statements.

Index

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION

The condensed consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer Energy Midwest, LLC (“Summer Midwest”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer LLC is a retail electric provider in the state of Texas under a license with the Public Utility Commission of Texas (“PUCT”).  Summer LLC procures wholesale energy and resells to commercial and residential customers.  Summer LLC was organized on April 6, 2011 under the laws of the state of Texas.

Marketing LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.

Summer Midwest (Formerly Summer Energy PJM, LLC and Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   At September 30, 2018, there was no business activity in the state of Ohio.

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 29, 2018.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.  Actual results may differ from these estimates. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.

Index

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

The Company received notice of an erroneous power settlement from a utility company in the ERCOT market.  As a result of this error, the Company recorded a $1,040,361 liability at September 30, 2018 for this disputed charge.

Recent Pronouncements

Accounting Pronouncements Issued and Recently Adopted

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, changing the method used to determine the time and requirements for revenue recognition on the statements of income.   Under the new standard, an entity must identify the performance obligations in a contract, determine the transaction price and allocate the price to specific performance obligations to recognize the revenue when the obligation is completed.  The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts.   The implementation of this standard did not have a material impact on the Company’s consolidated net income (loss), cash flows or financial positions.   The Company did not identify any significant changes to their revenue recognition practices that were required by the new guidance, but in accordance with the new standard, they have provided additional disclosures about revenue in Note 19, Revenue.   The Company adopted this standard effective January 1, 2018.

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

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$3,799,517	$313,757
Restricted cash and cash equivalents	2,676,181	1,678,279
Total cash and cash equivalents, including restricted amounts	$6,475,698	$1,992,036

Accounting Pronouncements Issued But Not Yet Effective

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting by requiring entities to include substantially all leases on the balance sheet by requiring the recognition of right-of-use assets and lease liabilities for all leases. Entities may elect to not recognize leases with a maximum possible term of less than 12 months. For lessees, a lease is classified as finance or operating and the asset and liability are initially measured at the present value of the lease payments. For lessors, accounting for leases is largely unchanged from previous guidance. ASU 2016-02 also requires qualitative disclosures along with certain specific quantitative disclosures for both lessees and lessors. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and are effective for interim periods in the year of adoption. The

Index

ASU should be applied using a modified retrospective approach, which requires lessees and lessors to recognize and measure leases at the beginning of the earliest period presented. The Company is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

NOTE 4 - LETTERS OF CREDIT

As of September 30, 2018, Summer LLC had five secured irrevocable stand-by letters of credit totaling $565,300 with a financial institution for the benefit of the TDSPs that provide transition services to the Company.  The five letters of credit will expire and automatically renew during the seven months ending July 31, 2019 and are backed by cash.

As of September 30, 2018, Summer Midwest has one secured irrevocable stand-by letter of credit totaling $50,000 with a financial institution for the benefit of a utility in the state of Ohio.   The letter of credit will expire and automatically renew on June 5, 2019 and is backed by cash.

As of September 30, 2018, Summer Northeast secured two irrevocable stand-by letters of credit totaling $750,000.  Letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2019 with auto extension provisions and State of New Hampshire Public Utilities Committee in the amount of $500,000 expiring on May 1, 2020.   The stand-by letters of credit for the benefit of State of New Hampshire Public Utilities Committee and the Connecticut Department of Public Utility Control are backed by cash.  The two letters of credit are held by the financial institution who issued the irrevocable stand-by letters of credit.

On July 26, 2018, the letter of credit issued to the wholesale provider (Note 8) in the amount of $250,000 was released and deactivated.

As of September 30, 2018, none of the letters of credit issued on behalf of the Company were drawn upon.

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

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points.  As of September 30, 2018, the interest rate was 10%.  The amount of credit available pursuant to the Loan Documents, as amended by the Amendment, continues to be $5,000,000.  The Note continues to include a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Security Agreement remains in effect, and the Company reaffirmed its obligations under the Guaranty.

At September 30, 2018 and December 31, 2017, the outstanding balance of financing from Blue Water Capital was $4,920,000 and $2,500,000, respectively.  Interest accrued during the nine months ended September 30, 2018 and 2017 was $322,924 and $208,542, respectively.

NOTE 6 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

During the nine months ended September 30, 2018, there were 200,000 warrants that expired.  No new warrants were issued or vested during the nine months ended September 30, 2018 or 2017.

As of September 30, 2018, there remains 1,420,000 outstanding warrants of which 1,154,763 are fully vested.

Index

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

The foregoing is only a brief description of the material terms of the transaction with EDF and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the text of the Energy Services Agreement, the ISDA Master Agreement, the Security Agreement, the Pledge Agreement and the Guaranty, which are filed as Exhibits 10.1 through 10.5, respectively, to our quarterly report on Form 10-Q filed with the SEC on August 14, 2018.

As of September 30, 2018, EDF has provided additional credit support in the amount of $3,836,006 for cash collateral as well as to secure letters of credit (Note 4) for the benefit of the Company.

For the nine months ended September 30, 2018, the Company accrued $357,817 interest to EDF.

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

NOTE 9 - 2012 STOCK OPTION AND STOCK AWARD PLAN

During 2012, the Company approved the 2012 Stock Option and Stock Award Plan (“2012 Plan”), which was established to advance the interest of the Company and its shareholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

Index

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

During the nine months ended September 30, 2018 and 2017, the Company granted no stock options from the 2012 Stock Option and Stock Award Plan and recognized total stock compensation expenses of $0 and $3,115, respectively, relating to the vesting of stock options issued from the 2012 Plan.

As of September 30, 2018, 2,000 shares remain available for issuance.

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

During the quarter ended March 31, 2018, the Company granted a total of 51,000 stock options from the 2015 Stock Option and Stock Award Plan as compensation with an approximate value of $111,911 on the date of grant.  The fair value of the

Index

options in the amount of $111,911 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.25% (ii) estimated volatility of 110.73% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

During the nine months ended September 30, 2018 and 2017, the Company granted 51,000 and 347,000, respectively, stock options from the 2015 Stock Option and Stock Award Plan and recognized total stock compensation expenses of $186,923 and $166,700, respectively, relating to the vesting of stock options issued from the 2015 Plan.

As of September 30, 2018, the unrecognized expense for vesting of options issued from the 2015 Plan is $217,025 relating to 254,500 of unvested shares expected to be recognized over a weighted average period of approximately 2.99 years.

As of September 30, 2018, 19,000 shares remain available for issuance under the 2015 Plan.

NOTE 11 - 2018 STOCK OPTION AND STOCK AWARD PLAN

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

The options covering a total of 235,000 shares vest five years after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire 10 years from the date of grant.  The fair value of the options of $557,028 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.65% (ii) estimated volatility of 119.27% (iii) dividend yield of 0.00% and (iv) expected life of the options of 10 years.

The options covering a total of 45,000 shares vested on July 1, 2018.    The stock options have an exercise price of $2.50 per share and will expire 10 years from the date of grant.  The fair value of the options of $106,665 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.65% (ii) estimated volatility of 119.27% (iii) dividend yield of 0.00% and (iv) expected life of the options of 8 years.

Index

For the quarter ended March 31, 2018, the Company granted, on April 19, 2018, a total of 45,000 stock options to non-employee members of the Company’s Board of Directors under the 2018 Plan as compensation.  The director stock options vested on July 1, 2018.   The director options have an exercise price of $2.25 per share, will expire 10 years from the date of the grant and are estimated to have a fair value of approximately $81,659 on the date of grant determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.77% (ii) estimated volatility of 141.02% (iii) dividend yield of 0.00% and (iv) expected life of the options of 8 years.

During the quarter ended June 30, 2018, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan to non-employee members of the Company’s Board of Directors.  The director stock options vested on July 1, 2018.   The approximate fair value of the options in the amount of $126,864 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.73% (ii) estimated volatility of 144.57% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

On September 28, 2018, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan to non-employee members of the Company’s Board of Directors.  The director stock options vested immediately on September 28, 2018 and have an approximate fair value of $102,644.   The fair value of the options in the amount of $102,644 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.94% (ii) estimated volatility of 143.29% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

During the quarter ended September 30, 2018, the Company granted a total of 11,000 stock options from the 2018 Stock Option and Stock Award Plan to key employees of the Company.  The options granted to the key employees’ vest in 1 year and have an approximate fair value of $22,076.   The fair value of the options in the amount of $22,076 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.89% (ii) estimated volatility of 143.10% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

On September 20, 2018, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding shares under the 2018 Plan.

During the nine months ended September 30, 2018, the Company granted 443,500 stock options from the 2018 Stock Option and Stock Award Plan and recognized total stock compensation expenses of $489,109 relating to the vesting of stock options issued from the 2018 Plan.

As of September 30, 2018, the unrecognized expense for vesting of options issued from the 2018 Plan is $486,504 relating to 246,000 of unvested shares expected to be recognized over a weighted average period of approximately 4.23 years.

As of September 30, 2018, 1,056,500 shares remain available for issuance under the 2018 Plan.

NOTE 12 - TEXAS SALES AND USE TAX AUDIT

Summer LLC is currently under audit for Texas sales and use tax by the Comptroller of Public Accounts (“Comptroller”) for the period from February 2013 through July 2016.   On February 20, 2018, the Comptroller reported its assessment for additional Texas sales and use tax to be paid by the Company.

On July 3, 2018, the Company made a payment of $366,962 towards the Texas sales and use tax liability.  As of September 30, 2018, and December 31, 2017, the Company had accrued a liability of $8,038 and $375,000 relating to the assessment.

NOTE 13 - MASTER REVOLVER NOTE

The Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast (formerly REP Energy) pursuant to the terms of a Membership Interest Purchase Agreement among the Company, Summer Northeast and the members of Summer Northeast (the “Purchase Agreement”) during 2017.

The amount of available credit under the Master Note is $800,000 issued by Comerica Bank. The Master Note is dated July 25, 2017 and matured on July 25, 2018.  Each advance under the Master Note shall bear interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR for such day plus 2.5% per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 1 percent per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first business day of each month.

Index

On February 22, 2018, the Company paid $40,000 to Comerica Bank to pay off the balance of the Master Revolver assumed by the Company on November 1, 2017.

As of September 30, 2018, the Master Note which had secured a letter of credit totaling $250,000 (Note 4) was terminated upon the deactivation of the letter of credit.  Interest paid to Comerica Bank during the nine months ended September 30, 2018 was $312.

Guaranty of the Master Note at origination on July 25, 2017 was made by two former members of Summer Northeast (Neil Leibman and Tom O’Leary) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of the Purchase Agreement, the Company, as soon as practicable, is required to replace the credit facilities (Note 4) secured by the Master Note and arrange a release of the guaranty by such guarantors.   Until such release is effective, the Company agrees to pay monthly interest to the guarantors, at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility.  Upon termination of the Master Note on July 26, 2018, Mr. Leibman and Mr. O’Leary were released as guarantors.

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

During the nine-months ending September 30, 2018, the $767,677 was paid in full to the related parties Messrs. O’Leary and Leibman and interest paid on such related party debt assumed was $35,057.

As of September 30, 2018, and December 31, 2017, the outstanding debt to related parties was $0 and $767,677, respectively.

NOTE 15 – RELATED PARTY LOANS

On January 3, 2018, the Company entered into two separate promissory notes in the amount of $125,000 each for an advance of $250,000 by Tom O’Leary and Neil Leibman for purposes of short-term financing.  The promissory notes accrue interest at the rate of 5% per annum based upon 365 days a year with a maturity date of July 3, 2018.    The loans from Mr. O’Leary and Mr. Leibman were paid in full on June 1, 2018. As of September 30, 2018, the outstanding balance of the two promissory notes is $0.  During the nine-months ended September 30, 2018, the Company paid Mr. O’Leary and Mr. Leibman a combined amount of $5,103 in interest on the notes.

On January 8, 2018, the Company entered into a promissory note in the amount of $373,000 for an advance by Mr. Leibman for purposes of short-term financing.    The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of July 8, 2018.  On March 6, 2018, $200,000 was paid back to Mr. Leibman and on April 16, 2018, the remaining balance of $173,000 was paid. As of September 30, 2018, the balance was $0 and the loan was paid in full.  For the nine months ended September 30, 2018, the Company paid interest to Mr. Leibman in the amount of $3,884.

On January 8, 2018, the Company entered into a promissory note with Pinnacle Power, LLC (“Pinnacle”), in the amount of $80,000 for purposes of short-term financing.  Mr. O’Leary and Mr. Leibman hold membership interest in Pinnacle. The promissory note accrues interest at a rate of 5% per annum based upon 365 days a year and has a maturity date of July 8, 2019.  On February 22, 2018, $40,000 was repaid to Pinnacle and on March 6, 2018, $40,000 was repaid to Pinnacle.  As of September 30, 2018, the balance of the Pinnacle loan was $0.   During the nine months ended September 30, 2018, the Company paid Pinnacle $558 in interest.

NOTE 16 – OTHER RELATED PARTY TRANSACTIONS

On May 13, 2014, the Company granted a five-year stock option to Tom O’Leary and Neil Leibman each to purchase 151,115 shares of the Company’s common stock at an exercise price of $1.50 per share.

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas.   PDS is 100% owned by Mr. O’Leary. During the nine-month period ended September 30, 2018, the Company paid $34,590 associated with the related party sublease.

Index

In January 2018, Mr. Leibman provided aviation transportation and the Company paid $4,000 in fuel costs for purposes of a company off-site management meeting.

On May 17, 2018, the Company disbursed $45,500 to each of Mr. O’Leary and Mr. Leibman for a total of $91,000, which was in accordance with the Membership Interest Purchase Agreement dated November 1, 2017 between the Company and Rep Energy, LLC.

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

NOTE 18 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the nine months ending September 30, 2018 was $4,084.

NOTE 19 – REVENUE

The table below represents the Company’s reportable revenues for the three and nine months ended September 30, 2018 from customers, net of respective provisions for refund:

	For the Nine Months Ended September 30, 2018	For the Three Months Ended September 30, 2018
Electricity Revenues from Contracts with Customers
Texas Market	$104,690,986	$40,449,035
Northeast Market	8,755,948	3,254,044
Pre-Paid ERCOT Market	3,673,328	1,666,542
Total Electricity Revenues from Contracts with Customers	117,120,262	45,369,621
Other Revenues:
Fees Revenue	2,384,693	866,485

Total Revenues:	$119,504,955	$46,236,106

Index

Presented in the following table are the components of accounts receivable and accrued revenue:

	September 30, 2018	January 1, 2018
Accounts receivable from customers
ERCOT Market	$10,091,385	$6,828,105
ISO New England Market	1,370,010	635,160
Total accounts receivable from customers	11,461,395	7,463,265

Accrued revenue from customers
ERCOT Market	27,833,967	20,146,719
ISO New England Market	1,302,408	697,810
Total accrued revenue with customers	29,136,375	20,844,529

Total accounts receivable and accrued revenue	$40,597,770	$28,307,794

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

The Company’s performance obligations for these residential and commercial customers within the ERCOT and New England markets are detailed below.

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

Residential pre-paid – The Company has performance obligations for the service to deliver electricity to its customers and these performance obligations are satisfied over time as electricity is provided continuously to the customer who simultaneously receives and consumes the benefits provided.  Revenues in the pre-paid market are variable at the market rate per kilowatt hour as the service is provided.

Accounts Receivable and Unbilled Revenue

Account receivables are comprised of trade receivables and unbilled receivables. Customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month.  This results in customers having received electricity that they have not been billed for as of month-end.  Therefore, at the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly

Index

service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing.    Unbilled accounts in the Texas market as of September 30, 2018 and December 31, 2017 were estimated at $27,833,967 and $20,146,719, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of September 30, 2018 and December 31, 2017 were estimated at $1,302,408 and $697,810, respectively.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company.  Management has determined that the allowance for doubtful accounts as of September 30, 2018 and December 31, 2017 is $731,562 and $1,176,958, respectively.  Bad debt expense for the nine months ended September 30, 2018 and 2017 was $674,541 and $512,019, respectively. Net write offs and recoveries for the nine months ended September 30, 2018 and 2017 were $1,119,937 and $548,795, respectively.

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts is recorded as of September 30, 2018 or December 31, 2017.

NOTE 20 – PRIVATE PLACEMENT OFFERING

During the nine months ended September, 30, 2018, the Company commenced a private placement offering (the “Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.  The Offering was to accredited investors to purchase shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $1.50 per share.

The Offering resulted in the issuance of 2,425,000 shares of common stock in exchange for cash proceeds in the amount of $3,637,500 which included the Company entering into a Securities Purchase Agreement (the “SPA”) with LaRose Holdings, LLLP, a Delaware limited liability limited partnership (the “Investor”) for 2,000,000 shares.

On April 13, 2018, pursuant to the terms of the SPA, Al LaRose, Jr. was appointed to the Company’s board of directors as a Class I Director, to serve until the 2019 annual meeting of the Company’s stockholders.  The foregoing description of the SPA is qualified in its entirety by reference to the terms of the SPA, which was filed as Exhibit 10.1 to our Form 8-K filed on April 19, 2018.

NOTE 21 - SUBSEQUENT EVENTS

On October 7, 2018, 60,000 fully vested warrants expired.

On November 8, 2018, the Company filed a lawsuit against a utility company in the ERCOT market related to an erroneous power settlement.

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

Recent Developments

The condensed consolidated financial statements include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer Energy Midwest, LLC (“Summer Midwest”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer LLC is a Retail Electricity Provider (“REP”) in the state of Texas under a license with the Public Utility Commission of Texas (“PUCT”).  Summer LLC procures wholesale energy and resells to commercial and residential customers.  Summer LLC was organized on April 6, 2011, under the laws of the state of Texas.

Marketing LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.

Summer Midwest (Formerly Summer Energy PJM, LLC and Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.

Summer Northeast, a Texas limited liability company formerly named REP Energy, LLC, was acquired on November 1, 2017 and became a wholly-owned subsidiary of Summer Energy Holdings, Inc.   Summer Northeast is a REP serving electric load to both residential and commercial customers in New Hampshire and Massachusetts and holds licenses in Massachusetts, Rhode Island, New Hampshire and Connecticut.

Index

Plan of Operation

Our wholly-owned subsidiary, Summer LLC, is a licensed REP in the state of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs in Texas pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP in Texas, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer retail electricity to commercial and residential customers in designated target markets within the state of Texas.  In the commercial market, the primary target is small to medium-sized customers (i.e., less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of our customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.  Summer LLC began delivering electricity to customers in mid-February 2012.

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

Results of Operations

Three Months Ended September 30, 2018, compared to the Three Months Ended September 30, 2017

Revenue – For the three months ended September 30, 2018, we generated $45,369,621 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $866,485. Revenues for the quarter ended September 30, 2017 were $34,512,759 from electricity revenue, which includes $1,023,048 from disconnection and late fees.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.   Management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended September 30, 2018, cost of goods sold and gross profit totaled $44,919,469 and $1,316,637, respectively. Cost of goods sold and gross profit recorded in the three months ended September 30, 2017 were $30,405,886 and $4,106,873, respectively.

The three months ended September 2018 compared to the three months ended September 2017 reflects a lower profit margin, which is a result of compressed unit margin caused by the competitive pressures in the marketplace, a customer base for the Company that has shifted towards a greater number of commercial accounts as opposed to residential accounts which yield lower unit margins as well as wholesale electricity prices elevated due to excessive heat during the summer months.

Operating Expenses – Operating expenses for the three months ended September 30, 2018 totaled $5,262,090, consisting primarily of general and administrative expenses of $2,907,499, stock compensation expense of $159,866, bank service fees of $349,075, commission expense of $1,486,092, collection fees/sales and verification fees of $20,218, professional fees of $115,785, and $223,555 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended September 30, 2017 totaled $4,144,681 consisting primarily of general and administrative expenses of $2,440,982, stock compensation of $25,411, bank service fees of $240,525, professional fees of $39,764, outside commissions of $1,115,668, collection fees/sales verification fees $20,620 and $261,711 of billing fees.

The three months ended September 2018 compared to the three months ended September 2017 reflects an increase in operating expenses, which is a result primarily associated with expenses related to increased volume of customers specifically commission expense, bank fees, payroll and rent.

Net Loss – Net loss for the three months ended September, 2018 and 2017, totaled ($5,351,082) and ($199,370), respectively.

Index

Nine Months Ended September 30, 2018, compared to the Nine Months Ended September 30, 2017

Revenue – For the nine months ended September 30, 2018, we generated $117,120,262 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.   The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $2,384,693.

For the nine months ended September 30, 2017, the Company generated $86,861,854 in electricity revenue, which includes $3,470,769 from contract cancellation, disconnection fees and late fees.

Cost of Goods Sold and Gross Margin – For the nine months ended September 30, 2018, cost of goods sold and gross profit totaled $109,346,184 and $10,158,771 respectively. For the nine months ended September 30, 2017, cost of goods sold and gross profit totaled $74,625,307 and $12,236,547, respectively.

The nine months ended September 2018 compared to the nine months ended September 2017 reflects a lower profit margin, which is a result of compressed unit margin caused by the competitive pressures in the marketplace, a customer base for the Company that has shifted towards a greater number of commercial accounts as opposed to residential accounts which yield lower unit margins as well as wholesale electricity prices elevated due to excessive heat during the summer months.

Operating Expenses – Operating expenses for the nine months ended September 30, 2018 totaled $14,965,311 consisting primarily of general and administrative expenses of $8,307,871, stock compensation expense of $676,032, bank service fees of $883,022, commission expense of $3,919,853, collection fees/sales and verification fees of $51,834, professional fees of $517,268, and $609,431 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the nine months ended September 30, 2017 totaled $10,873,082, consisting primarily of general and administrative expenses of $6,244,978 stock compensation of $169,815, bank service fees of $612,038, professional fees of $222,075, outside commission expense of $2,762,791, collection fees/sales verification fees of $49,085 and $812,300 of billing fees.

Net Income (Loss) – Net income (loss) for the nine months ended September 30, 2018 and 2017, totaled ($6,823,313) and $919,461, respectively.

Liquidity and Capital Resources

At September 30, 2018 and December 31, 2017, our cash totaled $3,799,517 and $313,757, respectively.  Our principal cash requirements for the quarter ended September 30, 2018, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition) and capital expenditures.

During the nine months ended September 30, 2018, the primary source of cash was from electricity revenues and from $3,637,500 received in private placement offerings.   During the nine months ended September 30, 2017, the primary source of cash was from electricity revenues, and $450,000 of funds received in a private placement.

General – The Company’s decrease in net cash flow during the first nine months of 2018 is attributable to $4,561,926 cash used in operating activities, $27,741 cash used for the purchase of property and equipment, and $9,073,329 provided by financing activities, which includes $3,637,500 from proceeds received in private placement. The Company’s decrease in net cash flow during the nine months ended September 30, 2017 is attributable to $715,307 cash used in operating activities, $223,349 provided by in investing activities, which includes $22,210 for the purchase of property and equipment, and $450,000 provided by financing activities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 19, 2018, the Company granted options to purchase a total of 45,000 shares of common stock to non-employee members of the Company’s Board of Directors under the Company’s 2018 Stock Option and Stock Award Plan.  The director stock options vested on July 1, 2018.   The options have an exercise price of $2.25 per share and will expire 10 years from the date of the grant.  Such options were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On June 29, 2018, the Company granted options to purchase a total of 53,750 shares of common stock to non-employee members of the Company’s Board of Directors under the Company’s 2018 Stock Option and Stock Award Plan.  The director stock options vested on July 1, 2018.   The options have an exercise price of $2.45 per share and will expire 10 years from the date of the grant.  Such options were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

On July 13, 2018, the Company granted options to purchase up to 2,500 shares of common stock to a key employee under the Company’s 2018 Stock Option and Stock Award Plan. The options covering a total of 2,500 shares vest one year after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire 10 years from the date of grant.  Such options were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

Our reliance upon Section 4(a)(2) of the Securities Act was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by us; (d) the securities were not broken down into smaller denominations; and (e) the negotiations for the sale of the securities took place directly between the offeree and the Company.

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

SUMMER ENERGY HOLDINGS, INC.

Date:	November 14, 2018	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2018	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)