Form 10-K/A
period 2017-12-31
SUMMER ENERGY HOLDINGS INC
filed 2018-12-07
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

[ &NBSP;] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

i

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

Non-accelerated filer  ☒Smaller reporting company  ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed to amend the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, initially filed on March 29, 2018 (the “Annual Report”), solely to include a revised report from LBB & Associates Ltd., LLP, the Registrant’s former independent registered public accounting firm, which excludes reference to the Registrant’s 2015 financial statements and to include the consent of LBB & Associates Ltd., LLP  as Exhibit 23.2.

This Amendment does not change any previously reported financial results or otherwise amend the Annual Report as previously filed except to revise the report from LBB & Associates Ltd., LLP and to include the consent of LBB & Associates Ltd., LLP.  Furthermore, except for the matter described above, this Amendment does not update or otherwise amend the Annual Report as previously filed for changes in events, estimates or other developments subsequent to the date of the original filing of the Annual Report on March 29, 2018.

TABLE OF CONTENTS

		Page
Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	1
Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	1

PART II

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

Houston, Texas

March 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Summer Energy Holdings, Inc.

Houston, TX

We have audited the accompanying consolidated balance sheet of Summer Energy Holdings, Inc. as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Summer Energy Holdings, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summer Energy Holdings, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

10.34	Guaranty of Summer Energy Holdings, Inc. in favor of EDF Energy Services, LLC dated as of February 21, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on February 23, 2018
10.35	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Angela Hanley, dated October 20, 2017, filed with the Annual Report.
10.36	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Neil Leibman, dated October 20, 2017, filed with the Annual Report..
10.37	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Jaleea George, dated October 20, 2017, filed with the Annual Report..
10.38	Sublease Agreement between Summer Energy Northeast, LLC (formerly REP Energy, LLC) and PDS Management Group, LLC dated October 31, 2017, filed with the Annual Report..
10.39	Form of Promissory Note by Summer Energy Holdings, Inc. in favor of Neil Leibman and Tom O’Leary, dated January 3, 2018, filed with the Annual Report..
10.40	Promissory Note by Summer Energy Holdings, Inc. in favor of Neil Leibman dated January 8, 2018, filed with the Annual Report..
10.41	Form of Promissory Note by Summer Energy Holdings, Inc. in favor of Pinnacle Power, LLC dated January 8, 2018, filed with the Annual Report..
14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-Q filed on May 15, 2012.
16.1	Letter regarding change in certifying accountants, dated April 18, 2012, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on April 20, 2012.
16.2	Letter regarding change in certifying accountants, dated August 21, 2017, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 23, 2017.
21.1	Schedule of Subsidiaries, filed with the Annual Report..
23.1	Consent of Whitley Penn LLP, filed with the Annual Report
23.2	Consent of LBB & Associates Ltd., LLP, filed herewith
24	Power of Attorney, filed with the Annual Report.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a), filed herewith.
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Sec.1350 as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002, filed herewith.
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to our Form 10-Q filed on May 15, 2013.
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 to our Form 10-Q filed on May 15, 2013.
99.3	Nominating and Corporate Governance Committee Charter, incorporated by reference to Exhibit 99.3 to our Form 10-K filed on March 28, 2013

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

December 7, 2018

By:/s/ Jaleea P. George

Jaleea P. George

Chief Financial Officer and

Principal Financial Officer

December 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Neil M. Leibman Neil M. Leibman	Chief Executive Officer (Principal Executive Officer and Director)	December 7, 2018
/s/ Jaleea P. George Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	December 7, 2018
/s/ * Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	December 7, 2018
/s/ * Tom D. O’Leary	Director	December 7, 2018
/s/ * Jefferey Mace Meeks	Director	December 7, 2018
/s/ * Andrew Bursten	Director	December 7, 2018
/s/ * James P. Stapleton	Director	December 7, 2018

* By: /s/ Jaleea P. George

Attorney in Fact