Form 10-K
period 2018-12-31
SUMMER ENERGY HOLDINGS INC
filed 2019-04-11
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $31,527,428 (based on the average bid price of the common stock on that date as reported by OTC Markets). For this purpose, shares of common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its common stock.

As of April 10, 2019, the registrant had 30,615,833 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2019 Annual Meeting of Stockholders to be filed on or before April 30, 2019.

SUMMER ENERGY HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

PART I

ITEM 1. BUSINESS

Introduction

Summer Energy Holdings, Inc. (including our subsidiaries, Summer Energy, LLC (“Summer LLC”), Summer Energy Midwest, LLC (“Summer Midwest”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”), are referred to collectively in this Annual Report, as the “Company,” “Summer Energy,” “we,” “our” and “us”).   The Company’s primary business operations are conducted through our subsidiaries Summer LLC and Summer Northeast.  Summer LLC is a Texas limited liability company that is licensed within the state of Texas as a Retail Electric Provider (“REP”) by the Public Utility Commission of Texas (“PUCT”).  Summer Northeast is a Texas limited liability company that is licensed as a REP in New Hampshire, Massachusetts, Connecticut and Rhode Island and currently operates in Massachusetts and Rhode Island.  Summer Midwest is an Ohio limited liability company that is licensed in the state of Ohio as a REP.  As stated above, references to the “Company,” the “Registrant,” “we,” our,” and “us” or similar terms, refer to Summer Energy Holdings, Inc. (f/k/a Castwell Precast Corporation), and its predecessors and its subsidiaries, except where the context makes clear that the reference is only to a specific subsidiary.

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

Description of Our Company and Predecessor

The Company was incorporated in the state of Nevada under the name Castwell Precast Corporation on March 25, 2005.  On March 27, 2012, the Company (f/k/a Castwell Precast Corporation), closed the transaction (the “Transaction”) contemplated by that certain Agreement and Plan of Contribution entered into on January 17, 2012 among the Company, Summer LLC, and the individual members of Summer LLC (the “Contribution Agreement”).  A copy of the Contribution Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2012, and the description contained herein of the terms of the Contribution Agreement is qualified in its entirety by reference to the provisions thereof.  Further, a more complete description of the Transaction is set forth in the Company’s Current Report on Form 8-K dated March 30, 2012.  Prior to the consummation of the Transaction, the Company’s principal business activity, carried out entirely through its wholly-owned subsidiary Castwell Precast Inc., was the manufacture and installation of decorative window wells made from precast concrete.  Castwell Precast Inc. was incorporated in the state of Utah on March 24, 2005.  The Company ceased the business of manufacturing and installing decorative window wells, and currently conducts the business of purchasing and reselling electric power within the states of Texas, Massachusetts and New Hampshire through its wholly-owned subsidiaries Summer LLC and Summer Northeast.

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

Summer LLC was organized as a Texas limited liability company on April 6, 2011, by the filing of a certificate of organization with the Texas Secretary of State.  In September of 2011, Summer LLC was awarded a license by the PUCT to operate as a REP in Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  All REPs must be certified by the Electric Reliability Council of Texas (“ERCOT”) to operate within the Texas market. In Texas, ERCOT serves as the Independent System Operator (“ISO”) of the power grid and enables REPs, generators, regulated transmission and distribution service providers (“TDSPs”), and ultimately customers, to operate in a deregulated marketplace.  ERCOT is responsible for coordinating and monitoring all communications by and between the power generator, the retail electric provider and the TDSP, including customer sign up, meter reading and billing between the end user, power generator and the REP.

Summer Northeast was organized as a Texas limited liability company on December 21, 2007 and was awarded licenses to operate as a REP by the public utility commissions of New Hampshire, Massachusetts, Rhode Island and Connecticut.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, we sell electricity and provide the related billing, customer service, collections and remittance services to residential and commercial customers.  We offer our customers competitive electricity rates, flexible payment and pricing choices, simple offers with understandable terms and responsive customer service. Summer Midwest was organized as an Ohio limited liability company (formerly known as Summer Energy of Ohio, LLC) and has not yet commenced operations.

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

As of December 31, 2018, we had 81 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Expansion into New Markets

If the Company enters additional deregulated markets, we will be required to operate within the specific regulatory environment of such state or region. We will evaluate the regulatory environment of each market, in addition to other operational, financial and customer considerations, before determining whether to pursue other market area opportunities.

Principal Supplier

Our subsidiaries, Summer LLC and Summer Northeast, are parties to an Energy Services Agreement with EDF Energy Services, LLC and EDF Trading North America, LLC (collectively, “EDF”) whereby, with limited exceptions, they are required to purchase all of their electric power and associated services requirements from EDF.  We therefore rely substantially on EDF in order to meet our customers’ needs.

Marketing and Sales

The Company seeks to employ a multi-tiered marketing and sales strategy.  The short-term emphasis is on controlled growth, utilizing indirect marketing through third-party relationships. Indirect marketing efforts, including the following, allow the Company to facilitate growth while keeping expenses low by avoiding the expense associated with creating and managing a full sales team:

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

It is understood that there is significant competition in the retail electric market; however, we have observed that most established competitors target the larger customer segment such as large commercial and industrial operations.  This creates a niche that we aggressively target. We focus on small to medium size commercial, residential, and select large businesses in our core marketing efforts.  We believe this market segment will yield a higher per-unit-margin with improved customer loyalty.

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

The Company’s present management and staff have significant experience working in the Texas retail energy market.  Management and staff also have experience with REPs who operate in Maryland, New Hampshire, the District of Columbia and Massachusetts.  We believe management’s experience with these entities will contribute to management’s ability to market and continue to grow the Company in the markets in which we operate.

Because of management’s prior experience, management and staff have developed and maintained strong connections with agents, brokers, property owners and others in the markets in which we operate.  Through these relationships, the Company anticipates building sales momentum.

Intellectual Property

The Company has not applied for any patents or copyrights.  The Company has filed trademark applications for “Summer Energy” and for “Pronto Power.”  The Company has not spent any significant time since its inception on research and development activities.

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

Our subsidiaries, Summer LLC and Summer Northeast, are parties to an Energy Services Agreement with EDF whereby, with limited exceptions, they are required to purchase all of their electric power and associated services requirements from EDF.  We therefore rely substantially on EDF in order to meet our customers’ needs. If we default in our obligations to EDF, we may be unable to purchase the required electricity supply to service our customers.  If we are unable to purchase through EDF, we may be forced to purchase substantial electricity supply in the open market to meet customer demand at a time when energy prices are volatile, which could have an adverse impact on our financial condition. Our obligations to EDF are secured by a first position security interest in all of our assets, equipment and inventory.

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

The Company believes that competitive markets yield a broad range of innovative product and service alternatives to consumers and ultimately lead to the most efficient use of resources.  We believe regulatory entities should continue to take actions that encourage competition in the industry, but no assurance can be given that this will be the case. Regulatory and/or legislative intervention could disrupt the market structure of electricity prices, which could impact the Company’s results of operations.  The Company’s earnings and cash flows may also be adversely affected in any period in which the demand for power significantly varies from forecasted supply, which may occur due to, among other factors, weather events, competition and economic conditions.

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

Commitments for future purchase of electricity supply (i.e., forward power contracts) are based solely on our current customer base under contract.  No speculative positions to buy or sell electricity are allowed by our internal risk policy.  Long term supply positions are consistently monitored and rebalanced due to adding or removing customers, long term weather assumptions, and economic indicators. Short term supply positions are also monitored and rebalanced due to changing demand positions.  Short term changes in demand are driven primarily by the weather forecasts for the geographical areas in which we operate. We plan to continue to maximize retail earnings through efficient procurement practices, with the primary goal being to protect the earnings generated by the retail business.  However, fluctuations in actual weather conditions, generation availability, transmission constraints, and generation reserve margins may all have an impact on the actual power prices and the electricity consumption of our customers on a given day. Extreme weather conditions may force us to purchase electricity in the balancing market on days when weather is unexpectedly severe, and the pricing for balancing market energy may be significantly higher on such days than the cost of electricity in our existing fixed priced contracts. Unusually mild weather conditions could leave us with excess power which may be sold in the balancing market at a loss if the balancing market price is lower than the Company’s cost of electricity in our existing fixed priced contracts.

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

We acquired Summer Energy Northeast, LLC (formerly known as REP Energy, LLC) with expected benefits including, among other things, operating efficiencies, entering into new markets, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, whether unique corporate cultures will work collaboratively in an efficient and effective manner, the coordination of separate organizations, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays, and competitive factors in the marketplace.  We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues.  Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention.  If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations.

We rely on a third-party vendor for our customer billing and transactions platform that exposes us to third party performance risk.

We have outsourced our back-office customer billing and transactions functions to a third party, and we rely heavily on the continued performance of that vendor under our commercial agreement. Failure of our vendor to operate in accordance with the terms of the agreement or the vendor’s bankruptcy or other event that prevents it from performing under our agreement could materially and adversely affect our business, financial condition, cash flows and results of operations.

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

In the event of a default by a REP of its payment obligations to ERCOT, the portion of that obligation that is unrecoverable by ERCOT from the defaulting REP is assumed by the remaining market participants in proportion to each participant’s load ratio. As a REP and market participant in ERCOT, we may have to pay a portion of the amount owed to ERCOT should such a default occur, and ERCOT is not successful in recovering such amounts. As a relatively small company, any such default of a REP in its obligations to ERCOT could have a material adverse effect on our business, results of operations, financial conditions and cash flows.

ERCOT has experienced problems with its information systems.

Problems in the flow of information between ERCOT, TDSPs and the REPs have resulted in delays and other problems in enrolling and billing customers.  In some instances, the Company has been erroneously charged by TDSPs for delivered power, resulting in a negative effect on the Company’s results of operations and financial condition.  When customer enrollment transactions are not successfully processed by all involved parties, ownership records in the various systems supporting the market are not synchronized properly and subsequent transactions for billing and settlement are adversely affected. The impact may mean that we are not listed as the electric provider-of-record for intended or agreed upon time periods, delays in receiving customer consumption data that is necessary for billing and settlement either through ERCOT or directly with TDSPs, as well as the incorrect application of rates or prices and imbalances in our electricity supply forecast and actual sales.

Our future results of operations may be negatively impacted by settlement adjustments determined by ERCOT related to prior periods.

Settlement information for most operating activity is due from ERCOT within two months after the operating day, and true-up settlements are due from ERCOT within six months after the operating day.  ERCOT has the ability to resettle any operating day at any time after the six-month settlement period, usually the result of a lingering dispute, an alternative dispute resolution process, or litigated event. As a result, we are subject to settlement adjustments from ERCOT related to prior periods, which may result in charges or credits impacting our future reported results of operations.

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

Our subsidiary, Summer LLC, is party with Blue Water Capital Funding, LLC (the “Lender”), to, and we are liable with Summer LLC for, up to $5 million of outstanding debt under a revolving loan made pursuant to a loan agreement and accompanying revolving promissory note, security agreement and guaranty, as amended by that certain Amendment to Certain Loan Documents dated as of June 27, 2018 (collectively, the “Loan Agreement”). The maturity date of the outstanding Loan Agreement is June 30, 2020.   Further, under the Loan Agreement, Summer LLC is subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on Summer LLC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) make certain dispositions of assets; (4) merge, dissolve, consolidate or sell all or substantially all of its assets; and (5) enter into certain transactions with affiliates during the term of the Loan Agreement.  If Summer LLC breaches any of these restrictive covenants or is unable to pay the indebtedness under the Loan Agreement when due, this could result in a default under the Loan Agreement. In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Loan Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Loan Agreement is secured by a second position security interest in all assets of Summer LLC and is guaranteed by the Company.  Further, pursuant to the Energy Services Agreement and related agreements with EDF, we are generally indebted to EDF for short-term debt related to our purchase of electricity.  Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.

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

The forward-looking statements contained in this Annual Report may prove incorrect.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Effective December 1, 2017, we lease approximately 20,073 square feet of office space on the 37th floor of 5847 San Felipe, Houston, Texas, pursuant to a sublease agreement dated October 11, 2017 with ENSCO International Incorporated (“Sublandlord”) for a term beginning on December 1, 2017 and terminating on December 31, 2025.  The rent payment is $15,891 per month during the term of the sublease agreement.   The Company is also responsible for 12.08% of the operating expenses, utilities and taxes charged to the Sublandlord.

We currently pay lease payments for the remaining term of the lease agreement for our former office space located at 800 Bering Drive, Suite 260, Houston, Texas 77057.   For the period of November 1, 2016 and through October 31, 2017, the base lease payments were $12,665 per month, beginning November 1, 2017 through October 31, 2018 the base payments increased to $12,934 and beginning November 1, 2018 through October 31, 2019 the base lease payments are $13,203.

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation which will expire on February 28, 2020. PDS is 100% owned by Tom O’Leary who is a member of the Company Board of Directors.  On September 1, 2018, PDS subleased 800 Bering Drive, Suite 250, Houston, Texas to an outside party, and Summer Northeast receives a monthly credit in the amount of $1,698 until the end of the lease obligation on February 28, 2020.  The monthly base rent is $3,727 for the period of November 1, 2017 to February 2018 and $3,904 until August 31, 2018.  Beginning on September 1, 2018 through the termination of the lease on February 28, 2020, the monthly rent, net of credit, is $2,255.

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

There is not, nor has there been, an active trading market for our common stock.  The following table presents quarterly information on the high and low sales prices of our common stock during the fiscal years ended December 31, 2018 and 2017, furnished by the OTC Markets.

	High	Low

Fiscal Year Ended December 31, 2018
First Quarter	$5.00	$1.75
Second Quarter	$3.00	$1.52
Third Quarter	$2.45	$1.40
Fourth Quarter	$1.99	$1.35

Fiscal Year Ended December 31, 2017
First Quarter	$1.57	$1.30
Second Quarter	$1.57	$1.00
Third Quarter	$3.05	$1.40
Fourth Quarter	$2.50	$1.60

Holders

On April 10, 2019, we had approximately 138 stockholders of record.

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

Repurchases

During the fiscal years ended December 31, 2018 and 2017, we did not repurchase any of our securities.

Recent Sales of Unregistered Equity Securities

We did not sell any unregistered equity securities during the fiscal year ended December 31, 2018 other than as previously reported.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2018 with respect to our existing equity compensation plans under which shares of our common stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	632,000	$1.24	2,000
Equity compensation plans approved by security holders (2):	1,481,000	$1.76	19,000
Equity compensation plans approved by security holders (3):	501,250	$2.42	998,750
Equity compensation plans not approved by security holders (4):	1,396,993	$1.41	-
Total	4,011,243		1,019,750

(1)  This plan is the 2012 Stock Option and Stock Award Plan.

(2)  This plan is the 2015 Stock Option and Stock Award Plan.

(3) This plan is the 2018 Stock Option and Stock Award Plan.

(4)From time to time and at the discretion of the Board, we may issue warrants and stock options to our key individuals or officers as performance-based compensation.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents information about our consolidated results of operations, financial condition, liquidity and capital resources and should be read in conjunction with our consolidated financial statements and the notes thereto beginning on page F-2 of this Annual Report.

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

Summer Midwest (formerly known as Summer Energy of Ohio, LLC) was formed in the state of Ohio on December

16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At December 31 2018, there was no business activity in the state of Ohio.

Summer Northeast, a Texas limited liability company (formerly known as REP Energy, LLC), was acquired on November 1, 2017 and became a wholly-owned subsidiary of Summer Energy Holdings, Inc.   Summer Northeast is a REP serving electric load to both residential and commercial customers in New Hampshire and Massachusetts and holds licenses in Massachusetts, Rhode Island, New Hampshire and Connecticut.

Overview

Our wholly-owned subsidiary, Summer LLC, is licensed in the state of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, Summer LLC sells electricity and provides the related billing, customer service, collections and remittance services to residential and commercial customers.  Summer LLC offers retail electricity to commercial and residential customers in designated target markets within the state of Texas.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through Management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of Summer LLC’s customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.   We began delivering electricity to customers in the Texas market mid-February 2012.

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

During the year ended December 31, 2018, we added seven full-time employees to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout the Texas market and in the Northeast United States (“U.S.”) market.

As of December 31, 2018, we had 81 full-time employees.

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

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse, therefore, no allowance for doubtful accounts are recorded as of December 31, 2018.

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

New Customer Implementation Costs

We ordinarily incur additional costs to implement our services for new customers. These costs are comprised primarily of additional labor and support. These costs are expensed as incurred and have a negative impact on our statements of operations and cash flows during the implementation phase.  We attempt to maintain a disciplined approach to customer implementation costs since these costs influence our profitability.    We do not capitalize new customer implementation costs as such costs are typically associated with contracts that are less than one year in duration.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Please see our audited consolidated financial statements and notes thereto which begin on page F-2 of this Annual Report on Form 10-K, which contain accounting policies and other disclosures required by GAAP and please refer to the disclosures in Note 2 of our financial statements for a summary of our significant accounting policies.

Results of Operations

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017

For the year ended December 31, 2018 compared to December 31, 2017, the Company’s unit gross margin declined by approximately 24%.   Weather conditions directly influence the demand for electricity and affect the prices of energy commodities.  Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms.   We are particularly sensitive to this variability with our residential customers in which energy is highly sensitive to weather conditions that impart heating and cooling demand.  Our risk management policies direct that we hedge substantially all of our forecasted demand, which is typically hedged to long-term weather patterns.  We also attempt to add additional contracts from time to time to protect us from volatility in markets where we have historically experienced higher exposure to extreme weather conditions.   Because we attempt to match commodity purchases to anticipated demand, unanticipated changes in weather patterns can have a significant impact on our operating results and cash flows from period to period.

Severe unpredictable weather events occurred during the months of January and July 2018 which contributed to the decline in unit gross margin and resulted in material losses to the Company.  The extreme cold temperatures during the first and third weeks of January 2018 caused an increase in electric consumption by customers along with significantly higher-than-normal wholesale power prices to the Company causing a deviation from the Company’s anticipated forecast for the month. During July 2018, there were ten consecutive days of record-setting high temperatures in both the Houston and Dallas metro areas.  The result of the extreme heat during this ten-day period produced a surge in wholesale power prices and increased electric consumption for both metro areas.

The Company also experienced non-weather events that negatively impacted earnings during 2018.  The Company’s electronic data interchange system (“EDI”) and billing provider went offline for an extended period of time.   During the EDI outage, the Company was unable to generate invoices to customers or collect cash from billings for a two-week period.   This unforeseen event prevented the Company from billing and collecting fee revenues which is a significant source of income.  In addition, the Company was adversely affected by an allegedly erroneous power settlement issue with a local utility company.   The Company pursued legal action against the local utility company and entered into an electricity usage resolution agreement in favor of the Company in March 1, 2019 for $1,341,400 for such alleged overcharges.

In 2019, the Company anticipates unit gross margin to improve, and the non-weather events experienced during 2018 are unlikely to reoccur.   Currently, the Company is evaluating temperature contingent options to mitigate the impact of weather events on its earnings and manage its exposure.  Such instruments will be implanted if a suitable solution is determined.

Revenue – For the year ended December 31, 2018, the Company generated $151,903,328 in electricity revenue from commercial customers and various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fees and late fees in the amount of $3,320,374.   Electricity revenues for the year ended December 31, 2017 were $117,683,175, including $4,804,289 from contract cancellation fees, disconnection fees and late fees.

	2018		2017		Variance
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	$$	$$ Variance Percentage
Electricity Revenues from Contracts with Customers

ERCOT Market	1,587,329	$133,379,103	1,319,238	$109,289,306	$24,089,797	22.04%
ERCOT Pre-Paid Market	41,775	4,829,172	26,437	2,661,220	2,167,952	81.46%
Northeast Market	99,296	10,374,679	9,136	928,360	9,446,319	1017.53%
Total	1,728,401	148,582,954	1,354,812	112,878,886	$35,704,068	31.63%

Other Revenues:
Fees Revenue		3,320,374		4,804,289	(1,483,915)	-30.89%

Total Revenues:		$151,903,328		$117,683,175	34,220,153	29.08%

Electricity revenues from contracts with customers for the year ended December 31, 2018 increased approximately 32% from the year ended December 31, 2017.   This increase was primarily due to an increase in electricity volumes delivered in the Northeast market from the acquisition of Rep Energy, LLC on November 1, 2017 and by an approximate increase of 81% in the growth of the pre-paid ERCOT market.  Fee revenue decreased by approximately 30% primarily due to the inability of the Company to bill fees during the EDI outage.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers.  Customer growth is a key driver of our operations.    Our customer growth strategy includes growing organically through traditional sales channels complemented by customer portfolio and business acquisitions.   Management plans to continue to evaluate and acquire portfolios of commercial and residential customers where they make sense economically or strategically.   In addition, management plans to expand into new markets during the calendar year 2019.

Cost of Goods Sold and Gross Profit – For the year ended December 31, 2018, cost of goods sold and gross profit totaled $138,328,052 and $13,575,276, respectively.  Cost of goods sold and gross profit for the year ended December 31, 2017 totaled $99,898,779 and $17,784,396, respectively.

	For the Years Ended December 31,
	2018	2017	Increase in Costs	Percentage Increase

Power Purchases and balancing/ancillary
ERCOT Market	$71,228,545	$51,918,590	$19,309,955	37.19%
Northeast Market	10,044,628	990,867	9,053,761	913.72%
	$81,273,173	$52,909,457	$28,363,716	53.61%

Total wholesale cost of power increased approximately 54% for the year ended December 31, 2018 from December 31, 2017.   The Company experienced higher-than-normal electricity prices due to the extreme unpredictable weather in the first and third quarters of 2018.  In addition, the Company had an increase in electricity volumes driven by the acquisition of Rep Energy, LLC during 2017 which a full year of results are reflected in the 2018 cost of goods sold.

Operating expenses – Operating expenses for the year ended December 31, 2018, totaled $19,913,508, consisting of general and administrative of $11,309,711, bank services fees of $1,220,786, collection fees/sales verification fees of $77,293, outside commissions’ expense of $5,039,347, professional fees of $609,530, bad debt reserve of $1,121,396 and $535,445 of billing fees.   Billing fees are primarily costs paid to a third-party Electronic Data Inter-Chain (“EDI”) providers to handle transactions between us, ERCOT and the TSDPs in order to produce customer bills.

Operating expenses for the year ended December 31, 2017, totaled $15,194,672, consisting of general and administrative of $8,350,781, bank services fees of $881,585, collection fees/sales verification fees of $67,765, outside commissions’ expense of $3,836,336, professional fees of $353,060, bad debt reserve of $750,011 and $955,134 of billing fees.

	2018	2017	Change	Percentage Change
General and administrative	$11,309,711	$8,350,781	2,958,930	35.43%
Bank service fees	1,220,786	881,585	339,201	38.48%
Collection fees/sales verification fees	77,293	67,765	9,528	14.06%
Outside commission expense	5,039,347	3,836,336	1,203,011	31.36%
Professional fees	609,530	353,060	256,470	72.64%
Bad debt reserve	1,121,396	750,011	371,385	49.52%
Billing fees	535,445	955,134	(419,689)	-43.94%
	$19,913,508	$15,194,672	$4,718,836	31.06%

Total operating expenses for the year ended December 31, 2018 compared to December 31, 2017 increased by approximately 31%.  This increase is primarily due to an increase of commission paid to commercial brokers, increases in payroll costs with the net addition of seven full-time employees during 2018 and other variable costs associated with increased growth and increased from general and administrative expenses associated with the acquisition of Rep Energy, LLC in 2017.

Net Income/(Loss) – Net income/(loss) for the years ended December 31, 2018 and 2017, totaled $(7,753,870) and $1,266,608, respectively.  The 2018 net loss compared to the 2017 net income relates primarily to higher cost of goods sold, especially during the months of January and July 2018.

Liquidity and Capital Resources

At December 31, 2018 and 2017, our cash totaled $451,995 and $313,757, respectively.  Our principal cash requirements for the year ended December 31, 2018 and 2017, were for operating expenses and cost of goods sold, including power purchases, employee cost, customer acquisition and capital expenditures. In 2018, the primary source of cash was from electricity revenues, $3,637,500 from capital raised pursuant to a private placement of our common stock and from $9,456,006 in loan proceeds.  During the year ended December 31, 2017, the primary source of cash was from electricity revenues and $450,000 from capital raised pursuant to a private placement of our common stock.

General – The Company’s increase in net cash flows during the year ended December 31, 2018 is attributable to $10,377,919 cash used in operating activities, $32,561 cash used in investing activities for the purchase of property and equipment, and net cash of $12,273,329 provided by financing activities primarily consisting of $3,637,500 received by the Company from the sale of our common stock through private placements.  During the year ended December 31, 2017, the Company’s decrease in net cash flow was attributable to $1,816,174 cash used in operating activities, $44,696 cash used in investing activities, including $75,897 used for the purchase of property and equipment, and net cash of $425,000 provided by financing activities primarily consisting of $450,000 received by the Company from the sale of our common stock through private placements.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business in the upcoming year ending December 31, 2019.  The anticipated source of funds is electricity revenues, lending and capital raised in the upcoming year ending December 31, 2019.

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

Off-Balance Sheet Arrangements

Our existing wholesale power purchase agreement provides that we will provide additional credit support to cover mark-to-market risk in connection with the purchase of long-term power.  A mark-to-market credit risk occurs when the price of previously purchased long term power is greater than the current market price for power purchased for the same term.  While we believe that the current environment of historically low power prices limits our exposure to risk, a collateral call, should it occur, could limit our working capital and, if we fail to meet the collateral call, could cause liquidation of power positions.

Related Party Transactions

On October 31, 2017, Summer Northeast (formerly Rep Energy, LLC) entered into a sublease agreement with PDS Management Group, LLC (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas.    PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors.

On November 1, 2017, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Summer Northeast (formerly REP Energy, LLC) and the members of Summer Northeast (the “Members” and the transaction contemplated by the Purchase Agreement, the “Purchase Transaction”) whereby the

Company acquired 100% of the issued and outstanding units of membership interest (the “Interests”) of Summer Northeast from the Members.  Several of the Members of Summer Northeast are officers and/or directors of the Company.  The conflicts of interest of officers and/or directors of the Company were disclosed and known to the Board of Directors of the Company (the “Board”).  The terms of the Purchase Agreement and the Purchase Transaction were negotiated, considered and approved by a majority of the disinterested members of the Board.

On November 1, 2017, the Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast pursuant to the terms of the Purchase Agreement.  Guaranty of the Master Note at origination on July 25, 2017 was made by two members of Summer Northeast (Neil Leibman and Tom O’Leary (the “Guarantors”) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of Purchase Agreement, the Company, as soon as practicable, will replace the letters of credit secured by the Master Note and arrange a release of the guaranty by the Guarantors.   Until such release is effective, the Company agrees to pay monthly interest to the Guarantors, at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility.  The Master Note was paid in full on February 22, 2018 and terminated on July 26, 2018 upon the deactivated of the letter of credit issued to a wholesale provider.

On November 1, 2017, the Company assumed $767,677 of related party debt owed by Summer Northeast to members Tom O’Leary and Neil Leibman pursuant to the terms of the Purchase Agreement.  Messrs. O’Leary and Leibman serve on the Company’s Board and Mr. Leibman is an executive officer.  In accordance with the Amended and Restated Limited Liability Company Agreement of Summer Northeast, the amount of any loan or advance by a member shall not be treated as a contribution to the capital of the lending member but shall be considered debt.   The loan bears interest at the rate of the greater of (i) 12% per annum or (ii) the Prime Rate plus 5%, payable monthly. The loan was paid in full during the year ended December 31, 2018.

On December 18, 2018, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank in the amount of $2,900,000.  The Company agreed to pay interest at a rate of 12% for the guarantee provided by the four individuals and such interest is to be paid with the issuance of the Company’s common stock.

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

Summer LLC assumed an operating lease for office space on November 1, 2011 at 800 Bering Drive, Suite 260, Houston, Texas, under a non-cancellable lease obligation which expired on August 31, 2016. The Sixth Amendment to the office space lease extended the obligation to October 31, 2019.  Beginning on November 1, 2016 and through October 31, 2017, the base lease payment was $12,665 per month, beginning November 1, 2017 through October 31, 2018 the base payments increased to $12,934 and beginning November 1, 2018 through October 31, 2019 the base lease payments is $13,203.

The base lease payments under the assumed lease are $13,203 per month as of December 31, 2018.

Rent Period	Monthly Base Rent
09/01/2014 – 08/31/2015	$11,182
09/01/2015 – 08/31/2016	$11,451
09/01/2016 – 10/31/2016	$0
11/01/2016 – 10/31/2017	$12,665
11/01/2017 – 10/31/2018	$12,934
11/01/2018 – 10/31/2019	$13,203

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation which will expire on February 28, 2020. On September 1, 2018, PDS subleased 800 Bering Drive, Suite 250, Houston, Texas to an outside party, and Summer Northeast receives a monthly credit in the amount of $1,698 until the end of the lease obligation on February 28, 2020.  The monthly base rent is $3,727 for the period of November 1, 2017 to February 2018 and $3,904 until August 31, 2018.  Beginning on September 1, 2018 through the termination of the lease on February 28, 2020, the monthly rent, net of credit, is $2,255.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2018, of our internal control over financial reporting, based on the 2013 framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

ITEM 9B.OTHER INFORMATION

Short-term Loans

On January 7, 2019, the Company executed and delivered a promissory note in the amount of $473,000 for an advance by and in favor of Tom O’Leary for purposes of short-term financing.    Mr. O’Leary is a member of the Company’s Board.  The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of July 7, 2019.  On February 7, 2019, the Company repaid this loan in full.

On January 7, 2019, the Company executed and delivered a promissory note in the amount of $25,000 in favor of Tom O’Leary and Neil Leibman for purposes of short-term financing. Messrs. O’Leary and Leibman are members of the Company’s Board and Mr. Leibman is also an executive officer.  The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of July 7, 2019.  On February 7, 2019, the Company repaid this loan in full.

Guarantees

On December 18, 2018, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank (See Note 26) in the amount of $2,900,000 in favor of the Company.  The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement which is expected to be filed with the SEC on or prior to April 30, 2019 in connection with the 2019 Annual Meeting of Stockholders (“Proxy Statement”) is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information with respect to compensation of our executive officers appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information with respect to the security ownership of certain beneficial owners and management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information with respect to certain relationships and related transactions with management appearing in our Proxy Statement is hereby incorporated by reference.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

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

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Summer Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summer Energy Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WHITLEY PENN LLP

We have served as the Company's auditor since 2017.

Houston, Texas

April 11, 2019

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$451,995	$313,757
Restricted cash	3,402,890	1,678,279
Accounts receivable, net	34,270,548	27,130,836
Prepaid and other current assets	4,014,194	915,362
Total current assets	42,139,627	30,038,234

Property and equipment, net	82,209	156,366

Deferred financing cost, net	9,375	44,972

Intangible asset, net	2,165,724	3,347,028

Total assets	$44,396,935	$33,586,600

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,208,088	$605,118
Accrued wholesale power purchased	12,202,099	8,944,275
Accrued transportation and distribution charges	4,151,678	5,942,457
Accrued expenses	4,636,911	3,260,174
Short-term related party debt	-	767,677
Short-term debt, net of debt discount	-	2,540,000
Total current liabilities	24,198,776	22,059,701

Long-term liabilities:
Long-term debt	11,956,006	-

Total liabilities	36,154,782	22,059,701

Commitments and contingencies

Stockholders’ equity
Common stock - $.001 par value, 100,000,000 shares authorized, 27,480,833 and 25,055,833 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	27,480	25,055
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	23,357,951	18,891,252
Accumulated deficit	(15,091,278)	(7,337,408)
Total stockholders’ equity	8,242,153	11,526,899

Total liabilities and stockholders’ equity	$44,396,935	$33,586,600

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenue	$151,903,328	$117,683,175

Power purchases and balancing/ancillary	81,273,173	52,909,457
Transportation and distribution providers charge	57,054,879	46,989,322

Total cost of goods sold	138,328,052	99,898,779

Gross profit	13,575,276	17,784,396

Operating expenses	19,913,508	15,194,672

Operating (loss) income	(6,338,232)	2,589,724

Other expense
Financing costs	(48,097)	(89,944)
Interest expense, net	(1,272,009)	(684,332)
Other expense	-	(375,000)

Total other expense	(1,320,106)	(1,149,276)

Net (loss) income before income taxes	(7,658,338)	1,440,448

Income tax expense	95,532	173,840

Net (loss) income applicable to common shareholders	$(7,753,870)	$1,266,608

Net (loss) income per common share:
Basic	$(0.29)	$0.05
Dilutive	$(0.29)	$0.05
Weighted average number of shares:
Basic	26,727,477	23,038,005
Dilutive	26,727,477	23,817,635

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2018 and 2017

	Common Stock
	Shares	Amount	Subscription Receivable	Additional paid in capital	Accumulated Deficit	Total
Balance at December 31, 2016	22,463,424	$$22,463	$(52,000)	$14,615,555	$(8,604,016)	$5,982,002

Vesting of stock options and restricted shares associated with the 2012 Stock Option and Award Plan	-	-	-	3,115	-	$3,115

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	558,306	-	$558,306

Issuance of common stock associated with a private placement offering	409,091	409	-	449,591	-	$450,000

Cashless exercise of warrants	5,406	5	-	(5)	-	$0

Issuance of common stock for the acquisition of Rep Energy, LLC	2,177,912	2,178	-	3,264,690	-	$3,266,868

Net income	-	-	-	-	1,266,608	$1,266,608

Balance at December 31, 2017	25,055,833	$25,055	$(52,000)	$18,891,252	$(7,337,408)	$$11,526,899

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	206,748	-	$206,748

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	624,876	-	$624,876

Issuance of common stock associated with a private placement offering	2,425,000	2,425	-	3,635,075		$3,637,500

Net loss	-	-	-	-	(7,753,870)	($7,753,870)

Balance at December 31, 2018	27,480,833	$27,480	$(52,000)	$23,357,951	$(15,091,278)	$8,242,153

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	2018	2017
Cash Flows from Operating Activities
Net (loss) income	$(7,753,870)	$1,266,608
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred financing costs	48,097	89,944
Stock compensation expense	831,624	561,421
Depreciation of property and equipment	106,718	158,324
Amortization of intangible asset	1,181,304	196,884
Bad debt expense	1,121,396	750,011
Changes in operating assets and liabilities:
Accounts receivable	(8,261,108)	(11,210,496)
Prepaid and other current assets	(3,098,832)	(498,537)
Accounts payable	2,602,970	181,219
Accrued wholesale power purchased	3,257,824	3,125,031
Accrued transportation and distribution charges	(1,790,779)	-
Accrued expense	1,376,737	3,563,417
Net cash used in operating activities	(10,377,919)	(1,816,174)

Cash Flows from Investing Activities
Purchase of property and equipment	(32,561)	(75,897)
Cash acquired in the acquisition of Rep Energy, LLC	-	31,201
Net cash (used in) provided by investing activities	(32,561)	(44,696)

Cash Flows from Financing Activity
Payment on master revolver note	(40,000)	(25,000)
Advances from wholesale provider	4,136,006	-
Advances from Blue Water Capital Funding, LLC	2,420,000	-
Deferred financing costs	(12,500)	-
Repayment of related party debt	(767,677)	-
Proceeds from Comerica Bank note	2,900,000	-
Proceeds from issuance of common shares in a private placement, net of costs of offering	3,637,500	450,000
Net cash provided by financing activities	12,273,329	425,000

Net Increase (Decrease) in Cash and Restricted Cash	1,862,849	(1,435,870)

Cash and Restricted Cash at Beginning of Year	1,992,036	3,427,906

Cash and Restricted Cash at End of Year	$3,854,885	$1,992,036

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$1,285,321	$671,800

Non-Cash Transactions
Assets acquired and liabilities assumed in acquisition of Rep Energy, LLC	$-	$3,235,667

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Summer Midwest (formerly Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   At December 31, 2018, there was no business activity in the state of Ohio.

Marketing LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.   Marketing LLC is currently inactive and there is no business activity.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Revenue and Cost Recognition

Our revenues are primarily derived from the sale of electricity to residential and small commercial customers.  Revenues for sales of electricity are recognized under the accrual method of accounting.

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of goods sold (“COGS”) within the Texas market include electric power purchased and pass through charges from the transmission and distribution service providers (“TDSPs”) in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.   COGS within the Independent System Operator (“ISO”) for the New England market is comprised of wholesale costs based upon the wholesale power tariff rate for volumes purchased during the delivery month and scheduling fees.

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

At December 31, 2018, the weighted-average number of dilutive shares equivalents of 1,209,388 were excluded because their inclusion would have been anti-dilutive.  In 2017, the weighted-average number of share equivalents were 779,630 dilutive and 640,000 anti-dilutive shares.

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

Advertising Costs

The Company expenses advertising costs as incurred and such costs are included in the operating expenses on the consolidated statement of operations.   For the years ended December 31, 2018 and 2017, advertising costs were $241,131 and 265,857, respectively.

New Customer Implementation Costs

We ordinarily incur additional costs to implement our services for new customers.  These costs are comprised primarily of additional labor and support.  These costs are expensed as incurred and have a negative impact on our statements of operations and cash flows during the implementation phase.  We attempt to maintain a disciplined approach to customer implementation costs since these costs influence our profitability.    We do not capitalize new customer implementation costs as such costs are typically associated with contracts that are less than one year in duration.

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

If the Company’s revenues or other estimated operating results are not achieved at or above our forecasted level, and the Company is unable to recover such costs through price increases, the carrying value of certain of the Company’s assets may prove to be unrecoverable and we may incur impairment charges of definitive-live intangible assets. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2018 and 2017.

The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company’s capitalized intangible asset for customer relationships in the amount of $3,543,912 is amortized over the three-year life of various customer contracts acquired in the Summer Energy Northeast, LLC acquisition on November 1, 2017. Amortization of the capitalized customer relationships for the years ended December 31, 2018 and 2017 was $1,181,304 and $196,884, respectively.  The unamortized amount of capitalized customer relationships as of December 31, 2018 and 2017 was $2,165,724 and $3,347,028, respectively.

Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no such investments at December 31, 2018 or 2017.

Restricted cash represents funds held in escrow for customer deposits and securing irrevocable stand-by letters of credit for the benefit of the TDSP’s that provide transmission services to the Company in the amount of $3,402,890 and $1,678,279 as of December 31, 2018 and 2017, respectively.

	December 31, 2018	December 31, 2017
Cash	$451,995	$313,757
Restricted cash	3,402,890	1,678,279
Total cash and restricted cash	$3,854,885	$1,992,036

Accounts Receivable and Unbilled Revenue

Account receivables are comprised of trade receivables and unbilled receivables (accrued revenue).  Customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month.  This results in customers having received electricity that they have not been billed for as of month-end.  Therefore, at the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.

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

Deferred Financing Costs

The Company’s deferred financing costs in the amount of $179,887 was amortized over the two-year life of the financing from Blue Water Capital Funding LLC ended on June 27, 2018.  The Company entered into an Amendment to Loan Documents Agreement with Blue Water Capital Funding, LLC on June 27, 2018 and

capitalized $12,500 of deferred financing costs to be amortized over the two-year life of the amended loan (See Note 6).   Amortization of deferred financing costs for the years ended December 31, 2018, and 2017 were $48,097 and $89,944, respectively.  The unamortized amount of deferred financing costs as of December 31, 2018 and 2017 were $9,375 and $44,972, respectively.

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

The recorded value of short-term and long-term debt approximates the fair value as the interest rate approximates market interest rates.

Recent Pronouncements

Accounting Pronouncements Issued But Not Yet Effective

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, is required to be adopted retrospectively, and is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease requirements in Accounting Standards Codification (“ASC”) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. We will adopt Topic 842 effective January 1, 2019 using a modified retrospective method and will not restate comparative periods. As permitted under the transition guidance, we will carry forward the assessment of whether our contracts contain or are leases, classification of our leases and remaining lease terms. Based on our portfolio of leases as of December 31, 2018, approximately $1.3 million of lease assets and liabilities will be recognized on our balance sheet upon adoption, primarily relating to office space. We are substantially complete with our implementation efforts.

Accounting Pronouncements Issued and Recently Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date to periods beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. In December 2016, the FASB further issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, to increase stakeholders' awareness of the proposals and to expedite improvements to ASU 2014-09. The Company adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method and the adoption did not have a cumulative effect impact at the date of initial adoption. See Note 4 for further disclosure.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. This standard is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018.   The adoption by the Company of the revised guidance resulted in a change to the amount of cash, cash equivalents and restricted cash explained when reconciling the beginning of period and the end of period total amounts shown on the Consolidated Statements of Cash Flows.   In addition, a reconciliation has been provided of cash and restricted cash reported within the Consolidated Balance Sheets that sums to the total of the same such amounts in the Consolidated Statements of Cash Flow.   Prior to adoption, the Company reflected changes in restricted cash within Cash Flows from Investing Activities on the Consolidated Statements of Cash Flow.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting, including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 will be effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard effective January 1, 2018, and it did not have a material impact on the Company's consolidated financial statements.

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

The amendments in ASU 2017-09 are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The company adopted ASU 2017-09 on January 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.

NOTE 3 - INCOME TAXES

The components of income tax expense from continuing operations for the years ended December 31, 2018 and 2017 are as follows:

	Current	Deferred	Total
2018
U.S. Federal	$-	$-	$-
States and Local	95,110	-	95,110
Total	$95,110	$-	$95,110

2017
U.S. Federal	$45,840	$-	$45,840
States and Local	128,000	-	128,000
Total	$173,840	$-	$173,840

Actual income tax expense for the years ended December 31, 2018 and 2017 is reconciled from the amount computed by applying the U.S. federal income tax rate of 21% to income before income taxes as follows:

	2018	2017
Expected tax expense	$(1,623,190)	$574,250
Reconciling items:
Permanent Differences/Discrete Items	131,100	36,090
Change in Valuation Allowance	1,587,200	(390,750)
Change in Tax Rate	-	(45,750)
Total tax expense	$95,110	$173,840

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are presented below:

	2018	2017
Deferred tax assets:
Net operating loss carryforward Federal	$1,748,600	$746,500
Federal Minimum Tax	73,750	73,750
Reserve for uncollectible receivables	172,500	247,000
Amortization of intangible asset	236,600	39,000
Disallowed Business Interest Expense	277,150	-
Donations	1,500	-
Accrued expenses	398,000	220,000
Total gross deferred tax assets	2,908,100	1,326,250
Valuation allowance	(2,908,300)	(1,321,250)
Net deferred tax assets	(200)	5,000

Deferred tax liabilities:
Depreciation of plant and equipment	200	(5,000)
Net deferred tax liabilities	200	(5,000)

Net deferred tax assets	$-	$-

There was a valuation allowance of $2,908,300 and $1,321,250 as of December 31, 2018 and 2017, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management does not believe it is more likely than not the Company will realize the full benefits of these deductible differences at December 31, 2018.

Net operating loss carryforwards attributable to federal income taxes was $8,326,981 at December 31, 2018 of which $3,554,500 expires at different dates through 2038 and $4,778,996, of which occurred in 2018, is carried forward indefinitely.

There is not a provision for material uncertain tax positions for the Company at December 31, 2018 or 2017.

As of December 31, 2018, with few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2014 and for state for years before 2013.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including the reduction in the federal corporate rate from 34% to 21%. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 ("SAB 118"), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company's continued analysis or further regulatory guidance that may be issued as a result of the Act.

NOTE 4 – REVENUE

The table below represents the Company’s reportable revenues for the years ended December 31, 2018 and 2017 from customers, net of respective provisions for refund:

	For the year ended December 31, 2018	For the year ended December 31, 2017
Electricity Revenues from Contracts with Customers
ERCOT Market	$133,379,103	$109,289,306
ERCOT Pre-Paid Market	4,829,172	2,661,220
Northeast Market	10,374,679	928,360
Total Electricity Revenues from Contracts with Customers	148,582,954	112,878,886
Other Revenues:
Fees Revenue	3,320,374	4,804,289

Total Revenues:	$151,903,328	$117,683,175

Presented in the following table are the components of accounts receivable and accrued revenue:

	December 31, 2018	January 1, 2018
Accounts receivable from customers
ERCOT Market	$7,729,016	$6,828,105
ISO New England Market	544,454	635,160
Total accounts receivable from customers	8,273,470	7,463,265

Accrued revenue from customers
ERCOT Market	25,811,607	20,146,719
ISO New England Market	1,006,895	697,810
Total accrued revenue with customers	26,818,502	20,844,529

Allowance for doubtful accounts	(821,424)	(1,176,958)

Total accounts receivable and accrued revenue	$34,270,548	$27,130,836

The Company recognizes revenue from the sale of electricity to consumers and is recognized upon the performance obligation to deliver electricity to the customer’s meter.  This method of revenue recognition is commonly referred to as the flow method. The Company’s customer base consists of a mix of residential and commercial customers in the ERCOT and ISO New England markets.  Also, the Company recognizes revenues from contract cancellation fees, disconnection fees and late fees.

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

Accounts Receivable and Unbilled Revenue

Account receivables are comprised of trade receivables and unbilled receivables (accrued revenue).  Customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month.  This results in customers having received electricity that they have not been billed for as of month-end.  Therefore, at the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing.    Unbilled accounts in the Texas market as of December 31, 2018 and December 31, 2017 were estimated at $25,811,607 and $20,146,719, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of December 31, 2018 and December 31, 2017 were estimated at $1,006,895 and $697,810, respectively.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company.  Management has determined that the allowance for doubtful accounts as of December 31, 2018 and December 31, 2017 is $821,424 and $1,176,958, respectively.  Bad debt expense for the 12 months ended December 31, 2018 and 2017 was $1,121,396 and $750,011, respectively. Net write offs and recoveries for the years ended December 31, 2018 and 2017 were $1,476,930 and $572,099, respectively.

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts is recorded as of December 31, 2018 or December 31, 2017.

NOTE 5 - LETTERS OF CREDIT

As of December 31, 2018, Summer LLC had five secured irrevocable stand-by letters of credit totaling $565,300 with a financial institution for the benefit of the TDSPs that provide transition services to the Company.  Two letters of credit totaling $73,000 expire in June 2019, one letter of credit in the amount of $54,800 expires in July 2019, and two letters of credit totaling $437,500 expire in January 2020.  The five letters of credit are subject to automatic extension and renewal provisions.

As of December 31, 2018, Summer Midwest secured one irrevocable stand-by letter of credit in the amount of $50,000 for the benefit of Duke Energy Ohio, Inc.   The letter of credit expires in June 2019 and is subject to automatic extension and renewal provisions.

As of December 31, 2018, Summer Northeast secured two irrevocable stand-by letters of credit totaling $750,000.  The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2019 with auto extension provisions and the State of New Hampshire Public Utilities Committee in the amount of $500,000 expiring on May 1, 2020.

On July 26, 2018, the letter of credit issued to the wholesale provider (Note 11) in the amount of $250,000 was released and deactivated.

As of December 31, 2018, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 6 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

On June 29, 2016, Summer LLC (the “Borrower”) entered into a Loan Agreement (the “Agreement”) with Blue Water Capital Funding, LLC (“Blue Water”) and guaranteed by the Company (the “Guaranty”)  Pursuant to the Agreement, Blue Water agreed to provide a revolving loan (the “Loan”) to the Borrower, and the Borrower agreed to borrow and repay funds loaned by Blue Water. Further, in connection with the Agreement, the Borrower granted to Blue Water a second position security interest in and to the Borrower’s collateral, which includes receivables, equipment, inventory, personal property, other intangibles, and proceeds from any of these, to secure the Borrower’s payment of its obligation under the Loan.

The amount of available credit under the Loan was $5,000,000.  The Loan was revolving in nature and is evidenced by a Revolving Promissory Note (the “Note”).  The maturity date of the Loan was June 30, 2018.

On June 27, 2018, Summer LLC entered into an amendment to the agreement (the “Amendment”) with Blue Water with respect to the Agreement.

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points.   As of December 31, 2018, the interest rate was 10.25%.  The amount of credit available pursuant to the Agreement, as amended by the Amendment, continues to be $5,000,000.  The Note continues to include a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Agreement remains in effect, and the Company reaffirmed its obligations under the Guaranty.

Further, under the Agreement, Summer LLC is subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on Summer LLC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) make certain dispositions of assets; (4) merge, dissolve, consolidate or sell all or substantially all of its assets; and (5) enter into certain transactions with affiliates during the term of the Agreement.  If Summer LLC breaches any of these restrictive covenants or is unable to pay the indebtedness under the Agreement when due, this could result in a default under the Agreement. In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Agreement, to be immediately due and payable.  As of December 31, 2018, Summer LLC was in compliance with the covenants of the Agreement.

At December 31, 2018 and 2017, the outstanding balance of financing from Blue Water Capital was $4,920,000 and $2,500,000, respectively.  Interest accrued during the years ended December 31, 2018 and 2017 was $459,068 and $278,820, respectively.

NOTE 7 – COMERICA BANK LOAN

On December 18, 2018, The Company signed a single payment note (the “Note”) with Comerica Bank (the “Bank”) in the amount of $2,900,000.   The Note has a maturity date of June 11, 2020, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time.   “Applicable Rate” means 0.25% per annum.  Accrued and unpaid interest on the unpaid principal balance outstanding on the Note shall be payable monthly on the first day of each month, commencing on February 1, 2019.

As of December 31, 2018, the outstanding balance of financing from Comerica Bank was $2,900,000 and the accrued interest was $6,001.

NOTE 8 - WHOLESALE POWER PURCHASE AGREEMENT WITH EDF

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

In conjunction therewith, the Company and EDF also entered into a Security Agreement (the “Security Agreement”), a Pledge Agreement (the “Pledge Agreement”) and a Guaranty (the “Guaranty”) in favor of EDF.  The Energy Services Agreement has a term of three years, and automatically renews for successive one-year periods unless either party provides written notice of termination 180 days prior to the renewal date. In addition to the market-based commodity price charged by EDF for each underlying commodity transaction, the Company will pay a “Commodity Fee” for each MWh of power that the Company requests for delivery from EDF during the term of the Energy Services Agreement.  In addition, the Company is responsible for other mutually agreed upon fees incurred by EDF on its behalf.  The Company is also responsible for any reasonable transmission or transportation costs incurred in connection with power transactions.  Monthly supply obligations will accrue interest at a rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 6% per annum.  Any additional credit support will bear interest at the per annum rate equal to the lesser of (i) a rate per annum equal to three-month LIBOR rate plus 3% per annum, and (ii) the maximum rate of interest permitted by applicable law.

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

As of December 31, 2018, EDF has provided additional credit support in the amount of $4,136,006 for cash collateral as well as to secure letters of credit (Note 5) for the benefit of the Company.

For the period ended December 31, 2018, the Company expensed $575,733 interest to EDF.

NOTE 9 – LONG TERM DEBT

Long-term debt of the Company is comprised as follows:

		December 31,
	Maturity Date	2018	2017
Financing from Blue Water Capital Funding, LLC (Note 6)	June 30, 2020	$4,920,000	$-
Comerica Bank Loan (Note 7)	June 11, 2020	2,900,000	-
Advances from EDF for collateral (Note 8)	May 1, 2021⁽¹⁾	4,136,006	-
		$11,956,006	$-

⁽¹⁾ Automatically renews for successive one-year periods unless either party provides written notice of termination 180 days prior to renewal date.

NOTE 10 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER LLC WITH DTE

In April, 2014, Summer LLC closed a transaction with DTE Energy Trading, Inc. (“DTE”).  As part of the transaction, Summer LLC and DTE entered into an Energy Marketing Agreement for Electric Power (the “Energy Marketing Agreement”). Pursuant to the terms of the Energy Marketing Agreement, Summer LLC agreed to purchase its electric power and associated services requirements from DTE, and DTE agreed to provide Summer LLC with certain credit facilities to assist Summer LLC in the purchase of its electric power and associated service requirements.  Summer LLC also agreed to pay DTE a fixed monthly fee, as well as certain fees based on megawatt hours purchased.  The terms of the Energy Marketing Agreement are governed by the ISDA 2002 Master Agreement, as well as a Schedule and Power Annex thereto (the “2002 Master Agreement”).    In conjunction, therewith, Summer LLC and DTE also entered into a Credit Agreement, a Security Agreement and a Membership Interest Pledge Agreement.

Pursuant to the Credit Agreement, among other things DTE agreed to (i) provide a guaranty (a “Credit Guaranty”) to ERCOT for the benefit of Summer LLC, and (ii) provide commodity loans for the purchase of electricity (“Commodity Loans”).  Each Commodity Loan and any Credit Guaranty bore interest on the outstanding principal amount thereof, from the date such Commodity Loan or Credit Guaranty was issued until it became due or revoked, respectively, at a rate per annum equal to the Prime Rate (as reported by the Wall Street Journal) plus two percent.  Summer LLC covenanted not to, among other things, (a) merge or consolidate with any other person, (b) acquire all or substantially all of the capital stock or property of another person, (c) create, assume or suffer to exist any lien on any property now owned or hereafter acquired by Summer LLC except for permitted liens (as set forth in the Credit Agreement) or (d) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Credit Agreement).

In consideration of the services and credit support provided by DTE to Summer LLC, and pursuant to the Security Agreement, Summer LLC was required to, among other things (i) grant a priority security interest to DTE in all of its assets, equipment and inventory; (ii) require its customers to remit monthly payments into a lockbox account over which DTE has a security interest; and (iii) deliver monthly and annual forecasted and audited statements to DTE.

Pursuant to the Membership Interest Pledge Agreement, the Company pledged to DTE, and granted to DTE a security interest in all of the membership interests of Summer Energy, LLC owned by the Company, as well as all additional membership interests of Summer Energy, LLC from time to time acquired by the Company.

The Energy Marketing Agreement between Summer LLC and DTE was terminated on April 30, 2018.

NOTE 11 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER NORTHEAST

Summer Northeast purchased electric power from Calpine Energy Solutions, LLC (formerly Noble Americas Energy Solutions LLC) through May 2018.   Summer Northeast was invoiced for the volumes at the end of each calendar month for the volumes purchased for delivery during said month at a wholesale power tariff rate plus

scheduling fees. The invoice was payable on the 20th of the following month from delivery.   Summer Northeast provided Calpine with a $250,000 letter of credit (Note 5) which was deactivated and released on July 26, 2018.

Beginning in June 2018, Summer Northeast purchases power under the wholesale power agreement with EDF (Note 8).

NOTE 12 – 2012 STOCK OPTION AND STOCK AWARD PLAN

During 2012, the Company approved the 2012 Stock Option and Stock Award Plan (“2012 Plan”) established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

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

There were no stock options granted under the 2012 Plan for the years ended December 31, 2018 or 2017.

During the years ended December 31, 2018 and 2017, the Company recognized total stock compensation expenses of $0 and $3,115, respectively, relating to the vesting of stock options issued from the 2012 Plan.

As of December 31, 2018, 2,000 shares remain available for issuance.

As of December 31, 2018, the Company had outstanding granted stock options from the 2012 Plan, net of forfeitures to purchase 632,000 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2016	632,000	$1.24	6.86	$67,789
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2017	632,000	$1.24	5.88	$67,789
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2018	632,000	$1.24	4.87	$67,789

Vested at December 31, 2018	632,000	$1.24	4.87	$67,789

Exercisable at December 31, 2018	632,000	$1.24	4.87	$67,789

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

The 2015 Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the 2015 Plan have been issued and all restrictions on such shares under the terms on the 2015 Plan and the agreements evidencing awards granted under the 2015 Plan have lapsed.  However, all awards shall be granted, if at all, within ten years from the earlier of the date the 2015 Plan is adopted by the Board or the date the 2015 Plan is duly approved by the stockholders of the Company.

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

During the year ended December 31, 2018, the Company granted a total of 51,000 stock options from the 2015 Plan with a fair value of approximately $111,911 on the date of grant.  The fair value of the options in the amount of $111,911 was determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.25% (ii) estimated volatility of 110.73% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

During the years ended December 31, 2018 and 2017, the Company recognized total stock compensation expenses of $206,748 and $558,306, respectively, for vesting options issued from the 2015 Plan.

As of December 31, 2018, the unrecognized expense for vesting of options issued from the 2015 Plan is $197,199 relating to 241,000 of unvested shares expected to be recognized over a weighted average period of approximately 7.78 years, and the unrecognized expense for vesting of options from the 2015 Plan at December 31, 2017 was $292,037 relating to 266,500 of unvested shares expected to be recognized over a weighted average period of years of approximately 3.53 years.

As of December 31, 2018, 19,000 shares remain available for issuance.

As of December 31, 2018, the Company had outstanding granted stock options from the 2015 Stock Option and Stock Award Plan, net of forfeitures, to purchase 1,481,000 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2016	899,500	$1.33	8.75	$426,945
Options granted	534,500	$2.37	9.36	$836,107
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	(4,000)	$2.50	-	$(5,748)
Outstanding at December 31, 2017	1,430,000	$1.74	8.42	$1,257,304
Options granted	51,000	$2.28	8.99	$111,911
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2018	1,481,000	$1.76	7.46	$1,369,215

Vested at December 31, 2018	1,240,000	$1.61	7.14	$971,716

Exercisable at December 31, 2018	1,240,000	$1.61	7.14	$971,716

NOTE 14 - 2018 STOCK OPTION AND STOCK AWARD PLAN

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

On February 20, 2018, the Company granted the following options to purchase common stock under the 2018 Plan to key officers of the Company:

Name	Number of Options	Exercise Price	Date of Vest
Angela Hanley	150,000	$2.50	February 20, 2023
Jaleea George	85,000	$2.50	February 20, 2023
Angela Hanley	15,000	$2.50	July 1, 2018
Jaleea George	15,000	$2.50	July 1, 2018
Neil Leibman	15,000	$2.50	July 1, 2018
Total	280,000

The options granted to key officers covering a total of 235,000 shares vest five years after the date of grant.  The stock options have an exercise price of $2.50 per share and will expire 10 years from the date of grant.  The fair value of the options of $539,132 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.65% (ii) estimated volatility of 119.27% (iii) dividend yield of 0.00% and (iv) expected life of the options of 8 years.

The options to key officers covering a total of 45,000 shares vested on July 1, 2018.    The stock options have an exercise price of $2.50 per share and will expire 10 years from the date of grant.  The fair value of the options of $103,238 was determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.65% (ii) estimated volatility of 119.27% (iii) dividend yield of 0.00% and (iv) expected life of the options of 8 years.

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

On June 29, 2018, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan to non-employee members of the Company’s Board of Directors.  The director stock options vested on July 1, 2018.   The approximate fair value of the options in the amount of $126,864 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.73% (ii) estimated volatility of 144.57% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

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

On December 27, 2018, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan to non-employee members of the Company’s Board of Directors.  The director stock options vested immediately on December 27, 2018, and have an approximate fair value of $102,656.   The fair value of the options

in the amount of $102,656 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.60% (ii) estimated volatility of 143.77% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

During the year ended December 31, 2018, the Company granted a total of 15,000 stock options from the 2018 Stock Option and Stock Award Plan to key employees of the Company.  The options granted to the key employees’ vest in 1 year and have an approximate fair value totaling $29,698.   The fair value of the options in the amount of $29,698 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.81% (ii) estimated volatility of 143.28% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

During the year ended December 31, 2018, the Company granted a total of 501,250 stock options from the 2018 Stock Option and Stock Award Plan and recognized total stock compensation expenses of $624,876 relating to the vesting of stock options issued from the 2018 Plan.

As of December 31, 2018, the unrecognized expense for vesting of options issued from the 2018 Plan is $461,015 relating to 250,000 of unvested shares expected to be recognized over a weighted average period of approximately 7.17 years.

As of December 31, 2018, 998,750 shares remain available for issuance.

As of December 31, 2018, the Company had outstanding granted stock options from the 2018 Stock Option and Stock Award Plan, net of forfeitures to purchase 501,250 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2017	-	$-	-	$-
Options granted	501,250	$2.42	7.36	$1,085,891
Options exercised	-	-	-	-
Options cancelled/forfeited/expired	-	-	-	-
Outstanding at December 31, 2018	501,250	$2.42	7.36	$1,085,891

Vested at December 31, 2018	251,250	$2.34	7.55	$517,061

Exercisable at December 31, 2018	251,250	$2.34	7.55	$517,061

On September 20, 2018, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding shares under the 2018 Plan.

NOTE 15 - PRIVATE PLACEMENT OFFERINGS

During the year ended December 31, 2017, the Company accepted subscription agreements from various accredited investors and entered into Securities Purchase Agreements with such investors to purchase from the Company 409,091 shares of the Company’s common stock at a price of $1.10 per share totaling $450,000.  No warrants were issued in connection with the 2017 Securities Purchase Agreements.

During the year ended December, 31, 2018, the Company commenced a private placement offering (the “Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.  The Offering was to accredited investors to purchase shares of the Company’s common stock at a purchase price of $1.50 per share. The Offering resulted in the issuance of 2,425,000 shares of common stock in exchange for cash proceeds in the amount of $3,637,500.

NOTE 16 - WARRANTS

The Company issued no warrants during the calendar years ended December 31, 2018 or 2017.

Warrant activity for the years ended December 31, 2018 and 2017, was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
Outstanding at December 31, 2016	1,891,000	$1.44	3.47	$113,826
Warrants granted	-	-	-	-
Warrants exercised	(21,000)	$1.50	-	$(826)
Warrants cancelled/forfeited/expired	(250,000)	$1.50	-	$(10,256)
Outstanding at December 31, 2017	1,620,000	$1.43	1.73	$102,744
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants cancelled/forfeited/expired	(260,000)	$1.50		$(10,666)
Outstanding at December 31, 2018	1,360,000	$1.42	0.93	$92,078

Exercisable at December 31, 2018	1,094,763	$1.52	1.13	$47,042

NOTE 17 – PROPERTY AND EQUIPMENT

As of December 31, 2018, and 2017, property and equipment consisted of the following:

	2018	2017
Computer software	$$127,954	$$122,445
Computer hardware	199,830	188,605
Furniture and fixtures	56,023	49,723
Leasehold improvements	129,721	120,194
Website	775,881	775,881
Total property and equipment	1,289,409	1,256,848
Less: Accumulated depreciation	(1,207,200)	(1,100,482)
Property and equipment, net	$82,209	$$156,366

Depreciation expense charged, to operations totaled $106,718 for the year ended December 31, 2018 and $158,324 for the year ended December 31, 2017.

NOTE 18 - OPERATING LEASES, COMMITMENTS AND CONTINGENCIES

Office Space

Beginning December 1, 2017, the Company procured approximately 20,073 square feet of office space on the 37th floor of 5847 San Felipe, Houston, Texas, pursuant to a sublease agreement dated October 13, 2017 with ENSCO International Incorporated (“Sublandlord”) for a term beginning on December 1, 2017 and terminating on December 31, 2025.  The base rent payments are approximately $15,900 per month during the term of the sublease agreement.   The Company is also responsible for 12.08% of the operating expenses, utilities and taxes charged to the Sublandlord.

Summer LLC assumed an operating lease for office space on November 1, 2011 at 800 Bering Drive, Suite 260, Houston, Texas, under a non-cancellable lease obligation which expired on August 31, 2016. The Sixth Amendment to the office space lease extended the obligation to October 31, 2019.

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation which will expire on February 28, 2020. On September 1, 2018, PDS subleased 800 Bering Drive, Suite 250, Houston, Texas to an outside party, and Summer Northeast receives a monthly credit in the amount of $1,698 until the end of the lease obligation on February 28, 2020.  The monthly base rent is $3,727 for the period of November 1, 2017 to February 2018 and $3,904 until August 31, 2018.  Beginning on September 1, 2018 through the termination of the lease on February 28, 2020, the monthly rent, net of credit, is $2,255.

Future minimum commitments including extension options under all non-cancellable operating lease obligations are as follows:

Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total

Operating Leases	$350,698	$195,355	$190,694	$190,694	$190,694	$381,387	$1,499,522

Lease expense for the office space for years ended December 31, 2018 and 2017 totaled $626,980 and $152,149, respectively.

Significant Customers

For the years ended December 31, 2018 and 2017, the Company did not have any significant customers that individually accounted for more than 10% of our consolidated retail revenue.

Significant Suppliers

The Company has contractual commitments as of December 31, 2018 to purchase its wholesale electric power from EDF (Note 8) and contracts for billing services with three vendors (Energy Services Group, DYNAMO Programs International, LLC and EC Infosystems, Inc.) totaling $535,445.

NOTE 19 – EXECUTIVE EMPLOYMENT AGREEMENTS

Effective October 20, 2017, the employment agreements of our executive officers, Neil Leibman, Chief Executive Officer, Angela Hanley, President, and Jaleea P. George, Chief Financial Officer, were amended to adjust the performance metrics that must be met by the Company in order for the executives to receive additional equity compensation.  Pursuant to the amendments, in the event the Company meets certain performance milestones, each of the executives will be granted an option to purchase 15,000 shares of the Company’s common stock at an exercise price equal to the greater of: (i) the fair market value of a share of stock on the date of grand and (ii) $2.50 per share.   All other provisions of the executives’ employment agreements remained in full force and effect.

The executive employment agreements for executive officers expired on December 31, 2018.

NOTE 20 - TEXAS SALES AND USE TAX AUDIT

During 2018, Summer LLC finalized the audit for Texas sales and use tax with the Comptroller of Public Accounts (“Comptroller”) for the period from February 2013 through July 2016.  The Company made payments totaling $419,662 towards assessment for the Texas sales and use tax liability plus penalty and interest.

As of December 31, 2018, and 2017, the Company had accrued a liability of $0 and $375,000 related to the assessment.

NOTE 21 - ACQUISTION OF SUMMER ENERGY NORTHEAST, LLC (FORMERLY REP ENERGY, LLC)

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

The purchase price paid for the Interests consisted of the issuance of 2,177,912 unregistered and restricted shares of the Company’s common stock (the “Summer Energy Stock”), which was the number of shares having an aggregate value of $3,266,868, with the price per share equal to $1.50 per share of Summer Energy Stock, rounded up to the nearest whole number of shares, on the acquisition date.  Such amount was determined by the Board in good faith as the fair market value of a share of Summer Energy Stock.  Pursuant to the Purchase Agreement, REP Energy and the Members agreed to deliver to the Company assignments of the Interests and the corporate record books of REP Energy. The Company agreed to deliver the Summer Energy Stock.

The estimated fair values of the assets acquired and liabilities assumed are based on management’s internal valuations and historical experience.  The following table is the estimated fair value of the assets acquired and liabilities assumed in the transaction:

Cash	$31,200
Restricted cash	91,186
Accounts receivable	1,014,465
Intangible asset - customer relationships	3,543,912
Accounts payable	(16,297)
Accrued liabilities	(564,921)
Debt	(832,677)
Total net assets acquired	$3,266,868

The amount of net sales and net loss included in the Company’s consolidated statement of operations for the period from November 1, 2017 through December 31, 2017, totaled $928,360 and $(338,281), respectively.

The estimated useful life of the intangible asset acquired in the transaction is three years.   At the year ended December 31, 2018 and 2017, the unamortized amount of capitalized customer relationships was $ 2,165,724 and $3,347,028, respectively.

Customer relationship amortization for the years ended December 31, 2018 and 2017 was $1,184,304 and $196,884.  The future amortization expense is as follows:

Amount
Year 2019	$1,181,304
Year 2020	984,420
$$2,165,724

NOTE 22 – MASTER REVOLVER NOTE

The Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast (formerly REP Energy,  LLC) pursuant to the terms of the Purchase Agreement (Note 21).

The amount of available credit under the Master Note is $800,000 issued by Comerica Bank. The Master Note is dated July 25, 2017 and had a maturity date of July 25, 2018.  Each advance under the Master Note shall bear interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per

annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 1 percent per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding shall be payable monthly, in arrears, on the first Business Day of each month.

On February 22, 2018, the Company paid $40,000 to Comerica Bank to pay off the balance of the Master Note. As of December 31, 2018, and 2017, the Master Note, which had secured a letter of credit totaling $250,000 (Note 5) was terminated upon the deactivation of the letter of credit.

As of December 31, 2018, and 2017, the outstanding advances on the Master Note were $0 and $40,000, respectively.  Guaranty of the Master Note at origination on July 25, 2017 was made by two members of Summer Northeast (Neil Leibman and Tom O’Leary) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of Purchase Agreement (Note 21), the Company paid the guarantors monthly interest at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility until the credit facilities secured by the Master Note was replaced by the Company.

NOTE 23 – DEBT TO RELATED PARTIES ASSUMED

On November 1, 2017, the Company assumed $767,677 of related party debt owed by Summer Northeast to members Tom O’Leary and Neil Leibman pursuant to the terms of the Purchase Agreement (Note 21).  Messrs. O’Leary and Leibman serve on the Company’s Board (Mr. Leibman is also an executive officer).

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

During the year ended December 31, 2018, the $767,677 was paid in full by the Company to the related parties Messrs. O’Leary and Leibman.  Interest paid during the years ended December 31, 2018 and 2017 on such related party debt assumed was $35,057 and $15,609, respectively.

As of December 31, 2018, and 2017, the outstanding debt to related parties was $0 and $767,677, respectively.

NOTE 24 – RELATED PARTY LOANS

On January 3, 2018, the Company entered into two separate promissory notes in the amount of $125,000 each for an advance of $250,000 by Tom O’Leary and Neil Leibman for purposes of short-term financing.  The promissory notes accrued interest at the rate of 5% per annum based upon 365 days a year with a maturity date of July 3, 2018.    The loans from Mr. O’Leary and Mr. Leibman were paid in full on June 1, 2018. During the year ended December 31, 2018, the Company paid Mr. O’Leary and Mr. Leibman a combined amount of $5,103 in interest on the notes.

On January 8, 2018, the Company entered into a promissory note in the amount of $373,000 for an advance by Mr. Leibman for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 8, 2018.  On March 6, 2018, $200,000 was paid back to Mr. Leibman and on April 16, 2018, the remaining balance of $173,000 was paid. For the year ended December 31, 2018, the Company paid interest to Mr. Leibman in the amount of $3,884. As of December 31, 2018, the balance was $0 and the loan was paid in full.

On January 8, 2018, the Company entered into a promissory note with Pinnacle Power, LLC (“Pinnacle”), in the amount of $80,000 for purposes of short-term financing.  Mr. O’Leary and Mr. Leibman hold membership interests in Pinnacle.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days a year and had a maturity date of July 8, 2019.  On February 22, 2018, $40,000 was repaid to Pinnacle and on March 6, 2018, $40,000 was repaid to Pinnacle. During the year ended December 31, 2018, the Company paid Pinnacle $558 in interest.  As of December 31, 2018, the balance of the Pinnacle loan was $0.

NOTE 25 – OTHER RELATED PARTY TRANSACTIONS

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS for office space located at 800 Bering Drive, Suite 250, Houston, Texas (Note 18).    PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors.

In January 2018, Mr. Leibman provided aviation transportation and the Company paid $4,000 in fuel costs for purposes of a company off-site management meeting.

On May 17, 2018, the Company disbursed $45,500 to each of Mr. O’Leary and Mr. Leibman for a total of $91,000, which was in accordance with the Membership Interest Purchase Agreement dated November 1, 2017 between the Company and Summer Northeast (formerly REP Energy, LLC).

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

On December 18, 2018, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank (See Note 7) in the amount of $2,900,000.  The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

NOTE 26 - SUMMER ENERGY 401(K) PLAN

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

NOTE 27 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the year ended December 31, 2018 and 2017 was $5,208 and $3,704, respectively.

NOTE 28 - SUBSEQUENT EVENTS

During January and February 2019, the Company issued 3,180,000 shares of common stock in exchange for cash proceeds in the amount of $4,770,000 by the Company entering into five Securities Purchase Agreements in a private placement offering of the Company’s common stock at a purchase price of $1.50 per share.

On January 7, 2019, the Company entered into a promissory note in the amount of $473,000 for an advance by Mr. O’Leary for purposes of short-term financing.    The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of July 7, 2019.  On February 7, 2019, such loan was repaid.

On January 7, 2019, the Company entered into a promissory note in the amount of $25,000 with Messrs. O’Leary and Mr. Leibman for purposes of short-term financing. The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of July 7, 2019.  On February 7, 2019, such loan was repaid.

On January 25, 2019, the Company issued a warrant for 43,772 shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company potential sales leads.  The five-year warrant has an exercise price of $1.50 per share.

On January 25, 2019, the Company issued two warrants, each for 6,715 shares, of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company potential sales leads.  The five-year warrants have an exercise price of $1.50 per share.

On February 4, 2019, the Company amended stock option grant agreements dated May 13, 2014 with Tom O’Leary and Neil Leibman which provided each with an option to purchase 151,115 shares of the Company’s common stock at an exercise price of $1.50 per share.  Pursuant to the amendments, the term of the options was amended from five years to ten years from the grant date and was approved by the disinterested members of the Company’s Board.   All other provisions of the grant agreements remain in full force and effect.

On March 1, 2019, the Company entered into an electricity usage resolution agreement with a local utility related to an allegedly erroneous power settlement.   The repayment amount in favor of the Company was $1,341,400.

On March 4, 2019, the Company signed a letter agreement with EDF in reference to the Energy Services Agreement dated May 1, 2018 to provide Summer Midwest collateral postings required at respective utilities and Public Utility Commissions and the Company shall have the ability to post up to $1,400,000 through June 1, 2019 under this letter agreement.

On March 29, 2019, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan to non-employee members of the Company’s Board of Directors.  The director stock options vested immediately on March 29, 2019, and have an approximate fair value of $103,170.   The fair value of the options in the amount of $103,170 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.21% (ii) estimated volatility of 147.94% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

On March 29, 2019, the Company granted 2,500 stock options from the 2018 Stock Option and Stock Award Plan to a key employee of the Company.  The stock options will vest on March 29, 2020, and have an approximate fair value of $4,789.   The fair value of the options in the amount of $4,789 was determined using the Black Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.21% (ii) estimated volatility of 147.94% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

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

10.34	Guaranty of Summer Energy Holdings, Inc. in favor of EDF Energy Services, LLC dated as of February 21, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on February 23, 2018
10.35	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Angela Hanley, dated October 20, 2017.
10.36	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Neil Leibman, dated October 20, 2017.
10.37	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Jaleea George, dated October 20, 2017.
10.38	Sublease Agreement between Summer Energy Northeast, LLC (formerly REP Energy, LLC) and PDS Management Group, LLC dated October 31, 2017.

10.39	Form of Promissory Note by Summer Energy Holdings, Inc. in favor of Neil Leibman and Tom O’Leary, dated January 3, 2018.
10.40	Promissory Note by Summer Energy Holdings, Inc. in favor of Neil Leibman dated January 8, 2018.
10.41	Form of Promissory Note by Summer Energy Holdings, Inc. in favor of Pinnacle Power, LLC dated January 8, 2018.
10.42	Securities Purchase Agreement dated April 13, 2018, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on April 19, 2018.
10.43	Registration Rights Agreement dated April 13, 2018, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on April 19, 2018.
10.44	Amendment to Certain Loan Documents, dated June 27, 2018, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 3, 2018.
10.45

Energy Services Agreement by and among Summer Energy, LLC, Summer Energy Northeast, LLC, EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 14, 2018.

10.46

ISDA Master Agreement, Power Annex to ISDA Master Agreement Schedule to ISDA Master Agreement and Credit Support Amex thereto, by and among Summer Energy, LLC, Summer Energy Northeast, LLC and EDF Trading North America, LLC dated as of May 1, 2018, incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 14, 2018.

10.47

Security Agreement by and among Summer Energy, LLC, Summer Energy Northeast, LLC, EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018, incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 14, 2018.

10.48

Pledge Agreement made by Summer Energy Holdings, Inc. in favor of EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018, incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 14, 2018

10.49

Guaranty made by Summer Energy Holdings, Inc. in favor of EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018, incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 14, 2018.

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

ITEM 16.FORM 10-K SUMMARY

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) with the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMER ENERGY HOLDINGS, INC.

By:/s/ Neil M. Leibman

Neil M. Leibman

President, Chief Executive Officer and

Principal Executive Officer

April 11, 2019

By:/s/ Jaleea P. George

Jaleea P. George

Chief Financial Officer and

Principal Financial Officer

April 11, 2019

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Neil M. Leibman Neil M. Leibman	Chief Executive Officer (Principal Executive Officer and Director)	April 11, 2019
/s/ Jaleea P. George Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	April 11, 2019
/s/ Stuart C. Gaylor Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	April 11, 2019
/s/ Tom D. O’Leary Tom D. O’Leary	Director	April 11, 2019
/s/ Jefferey Mace Meeks Jefferey Mace Meeks	Director	April 11, 2019
/s/ Albert LaRose, Jr. Albert LaRose, Jr.	Director	April 11, 2019
/s/ Andrew Bursten Andrew Bursten	Director	April 11, 2019
/s/ James P. Stapleton James P. Stapleton	Director	April 11, 2019