Form 10-Q
period 2019-03-31
SUMMER ENERGY HOLDINGS INC
filed 2019-05-15
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Principal U.S. Market for Securities
Common Stock, $0.001 par value	SUME	OTCQB

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 14, 2019, was 31,359,989.

Summer Energy Holdings, Inc.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION4

ITEM 1.  FINANCIAL STATEMENTS4

CONDENSED CONSOLIDATED BALANCE SHEETS4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS5

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS7

NOTES TO THE CONDENSED CONSOLDATED FINANCIAL STATEMENTS8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS20

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK23

ITEM 4.  CONTROLS AND PROCEDURES23

PART II – OTHER INFORMATION23

ITEM 1A.  RISK FACTORS23

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS24

ITEM 6.  EXHIBITS25

SIGNATURES26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,387,043	$451,995
Restricted cash	2,785,655	3,402,890
Accounts receivable, net	34,985,252	34,270,548
Prepaid and other current assets	3,685,486	4,014,194
Total current assets	42,843,436	42,139,627

Property and equipment, net	71,099	82,209

Deferred financing cost, net	7,812	9,375

Operating lease right-of use assets, net	1,189,239	-

Intangible asset, net	1,870,398	2,165,724

Total assets	$45,981,984	$44,396,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,226,235	$3,208,088
Accrued wholesale power purchased	9,967,527	12,202,099
Accrued transportation and distribution charges	4,311,773	4,151,678
Accrued expenses	4,284,466	4,636,911
Current-portion operating lease obligation	248,900	-
Total current liabilities	20,038,901	24,198,776

Long-term liabilities:
Long-term obligations, net of current portion	12,559,345	11,956,006

Total liabilities	32,598,246	36,154,782

Commitments and contingencies

Stockholders’ equity
Common stock - $.001 par value, 100,000,000 shares authorized,
30,660,833 and 27,480,833 shares issued and outstanding at
March 31, 2019 and December 31, 2018, respectively	30,660	27,480
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	28,384,102	23,357,951
Accumulated deficit	(14,979,024)	(15,091,278)
Total stockholders’ equity	13,383,738	8,242,153

Total liabilities and stockholders’ equity	$45,981,984	$44,396,935

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

Revenue	$34,825,869	$34,050,100

Power purchases and balancing/ancillary	15,370,654	16,020,975
Transportation and distribution providers charge	13,649,161	13,894,045

Total cost of goods sold	29,019,815	29,915,020

Gross profit	5,806,054	4,135,080

Operating expenses	5,273,766	4,496,124

Operating income (loss)	532,288	(361,044)

Other expense
Financing costs	(1,562)	(22,486)
Interest expense, net	(418,472)	(253,625)

Total other expense	(420,034)	(276,111)

Net income (loss) before income taxes	112,254	(637,155)

Income tax expense	-	-

Net income (loss) applicable to common shareholders	$112,254	$(637,155)

Net income (loss) per common share:
Basic	$0.00	$(0.03)
Dilutive	$0.00	$(0.03)
Weighted average number of shares:
Basic	29,221,389	25,055,833
Dilutive	30,206,867	25,055,833

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Additional paid
	Common Stock		Subscription	in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2017	25,055,833	$25,055	$(52,000)	$18,891,252	$(7,337,408)	$$11,526,899

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	130,475	-	130,475

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	140,926	-	140,926

Net loss	-	-	-	-	(637,155)	(637,155)

Balance at March 31, 2018	25,055,833	$25,055	$(52,000)	$19,162,653	$(7,974,563)	$11,161,145

				Additional paid
	Common Stock		Subscription	in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2018	27,480,833	$27,480	$(52,000)	$23,357,951	$(15,091,278)	$8,242,153

Issuance of warrants	-	-	-	104,947	-	$104,947

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	16,433	-	16,433

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	137,951	-	137,951

Issuance of common stock associated with a private placement offering	3,180,000	3,180	-	4,766,820	-	4,770,000

Net income	-	-	-	-	112,254	112,254

Balance at March 31, 2019	30,660,833	$30,660	$(52,000)	$28,384,102	$(14,979,024)	$13,383,738

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net income (loss)	$112,254	$(637,155)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash financing costs	1,563	22,486
Broker compensation expense	104,947	-
Stock compensation expense	154,384	271,401
Depreciation of property and equipment	11,110	33,344
Amortization of intangible asset	295,326	295,326
Bad debt expense	141,778	100,272
Changes in operating assets and liabilities:
Accounts receivable	(856,482)	(3,288,919)
Prepaid and other current assets	328,708	(822,494)
Accounts payable	(1,981,853)	1,194,045
Accrued wholesale power purchased	(2,234,572)	1,806,368
Accrued transportation and distribution charges	160,095	378,572
Accrued expense	(352,445)	276,344
Net cash used in operating activities	(4,115,187)	(370,410)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(15,826)
Net cash used in investing activities	-	(15,826)

Cash Flows from Financing Activities
Advances from wholesale provider	963,000	-
Payment on Comerica Bank note	(1,300,000)	-
Payment on master revolver note	-	(40,000)
Deferred financing costs	-	(5,000)
Proceeds from related party debt	498,000	703,000
Repayment of related party debt	(498,000)	(280,000)
Advance from short-term loan	-	420,000
Proceeds from issuance of common shares in a private placement	4,770,000	-
Net cash provided by financing activities	4,433,000	798,000

Net Increase in Cash and Restricted Cash	317,813	411,764

Cash and Restricted Cash at Beginning of Period	3,854,885	1,992,036

Cash and Restricted Cash at End of Period	$4,172,698	$2,403,800

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$273,659	$253,387

Non-Cash Investing and Financing Activity
Operating lease right of use assumed through operating lease obligation	$1,265,562	$-

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Summer Midwest (formerly Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   As of March 31, 2019, there was no business activity in the state of Ohio.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 11, 2019.

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

 Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no such investments at March 31, 2019 or December 31, 2018.

Restricted cash represents funds held in escrow for customer deposits and securing irrevocable stand-by letters of credit for the benefit of the TDSP’s that provide transmission services to the Company in the amount of $2,785,655 as of March 31, 2019 and $3,402,890 as of December 31, 2018.

	March 31, 2019	December 31, 2018
Cash	$1,387,043	$451,995
Restricted cash	2,785,655	3,402,890
Total cash and restricted cash	$4,172,698	$3,854,885

Basic and Diluted Income/(Loss) Per Share

Basic income/(loss) per share are computed by dividing net income/(loss) applicable to the weighted-average number of shares outstanding during the period.  Diluted income per share is determined using the weighted-average number of shares outstanding during the period, adjusted for the dilutive effect of share equivalents, using the treasury method, consisting of shares that might be issued upon exercise of share equivalents.  For the three months ended March 31, 2019, the weighted average number of shares outstanding excludes share equivalents, because their inclusion would be anti-dilutive.  The Company had potentially dilutive securities totaling approximately 4,360,230 as of March 31, 2019.

For the three months ended March 31, 2019, the net income amount used to calculate both basic and diluted net income per share was the same. The 985,478 weighted average share difference between basic and diluted was due to dilutive stock options and stock warrants.

 Accounting Standards Adopted During the Quarter Ended March 31, 2019

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2018, using the modified retrospective approach.  The modified retrospective approach provides a method for recording existing leases at the application date.  In addition, the Company elected the available practical expedients permitted under the transaction guidance within the new standard.  The most significant impact from the adoption of the new standard was the recognition of operating lease right-of-use assets and operating lease liabilities.  Adoption of the new standard resulted in the recording of additional lease assets and liabilities of $1,265,562 as of January 1, 2019.  The standard did not materially impact the consolidated net income and had no impact on cash flows.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

NOTE 3 – REVENUE

The table below represents the Company’s reportable revenues for the three-months ended March 31, 2019 and 2018, respectively, from customers, net of respective provisions for refund:

	For the Three Months Ended March 31,
	2019	2018
Electricity Revenues from Contracts with Customers
ERCOT Market	$30,802,698	$29,536,833
ERCOT Pre-paid Market	1,213,790	817,234
Northeast Market	1,924,411	2,939,019
Total Electricity Revenues from Contracts with Customers	33,940,899	33,293,086
Other Revenues:
Fees Revenue	884,970	757,014

Total Revenues:	$34,825,869	$34,050,100

Presented in the following table are the components of accounts receivable and accrued revenue:

	March 31, 2019	December 31, 2018
Accounts receivable from customers
ERCOT Market	$8,113,204	$7,729,016
ISO New England Market	420,894	544,454
Total accounts receivable from customers	8,534,098	8,273,470

Accrued revenue from customers
ERCOT Market	26,278,674	25,811,607
ISO New England Market	893,211	1,006,895
Total accrued revenue with customers	27,171,885	26,818,502

Allowance for doubtful accounts	(720,731)	(821,424)

Total accounts receivable and accrued revenue	$34,985,252	$34,270,548

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

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing.    Unbilled accounts in the Texas market as of March 31, 2019 and December 31, 2018 were estimated at $26,278,674 and $25,811,607, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of March 31, 2019 and December 31, 2018 were estimated at $893,211 and $1,006,895, respectively.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company.  Management has determined that the allowance for doubtful accounts as of March 31, 2019 and December 31, 2018 was $720,731 and $821,424, respectively.  Bad debt expense for the three-months ended March 31, 2019 and 2018 was $141,778 and $100,272, respectively. Net write offs and recoveries for the three-months ended March 31, 2019 and 2018 were $242,471 and $850,916, respectively.

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts was recorded as of March 31, 2019 or December 31, 2018.

NOTE 4 - LETTERS OF CREDIT

As of March 31, 2019, Summer LLC had five secured irrevocable stand-by letters of credit totaling $565,300 with a financial institution for the benefit of the TDSPs that provide transition services to the Company.  Two letters of credit totaling $73,000 expire in June 2019, one letter of credit in the amount of $54,800 expires in July 2019, and two letters of credit totaling $437,500 expire in January 2020.  The five letters of credit are subject to automatic extension and renewal provisions.

As of March 31, 2019, Summer Midwest secured one irrevocable stand-by letter of credit in the amount of $50,000 for the benefit of Duke Energy Ohio, Inc.   The letter of credit expires in June 2019 and is subject to automatic extension and renewal provisions.

As of March 31, 2019, Summer Northeast secured two irrevocable stand-by letters of credit totaling $750,000.  The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2019 with auto extension provisions; and the State of New Hampshire Public Utilities Committee in the amount of $500,000 expiring on May 1, 2020.

As of March 31 2019, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 5 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

On June 29, 2016, Summer LLC entered into a Loan Agreement (the “Agreement”) with Blue Water Capital Funding, LLC (“Blue Water”) and guaranteed by the Company (the “Guaranty”).  Pursuant to the Agreement, Blue Water agreed to provide a revolving loan (the “Loan”) to Summer LLC, and Summer LLC agreed to borrow and repay funds loaned by Blue Water. Further, in connection with the Agreement, Summer LLC granted to Blue Water a second position security interest in and to Summer LLC’s collateral, which includes receivables, equipment, inventory, personal property, other intangibles, and proceeds from any of these, to secure Summer LLC’s payment of its obligation under the Loan.

The amount of available credit under the Loan was $5,000,000.  The Loan was revolving in nature and is evidenced by a Revolving Promissory Note (the “Note”).  The maturity date of the Loan was June 30, 2018.

On June 27, 2018, Summer LLC entered into an amendment to the agreement (the “Amendment”) with Blue Water with respect to the Agreement.

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points.   As of March 31, 2019, the interest rate was 10.25%.  The amount of credit available pursuant to the Agreement, as amended by the Amendment, continues to be $5,000,000.  The Note continues to include a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Agreement remains in effect, and the Company reaffirmed its obligations under the Guaranty.

Further, under the Agreement, Summer LLC is subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on Summer LLC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) make certain dispositions of assets; (4) merge, dissolve, consolidate or sell all or substantially all of its assets; and (5) enter into certain transactions with affiliates during the term of the Agreement.  If Summer LLC breaches any of these restrictive covenants or is unable to pay the indebtedness under the Agreement when due, this could result in a default under the Agreement. In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Agreement, to be immediately due and payable.  As of March 31, 2019, Summer LLC was in compliance with the covenants of the Agreement.

At March 31, 2019 and December 31, 2018, the outstanding balance of financing from Blue Water Capital was $4,920,000.  Interest accrued during the three-months ended March 2019 and 2018 was $126,075 and $76,450, respectively.

NOTE 6 – COMERICA BANK LOAN

On December 18, 2018, the Company signed a single payment note (the “Comerica Note”) with Comerica Bank (the “Bank”) in the amount of $2,900,000.   The Comerica Note has a maturity date of June 11, 2020, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time.   “Applicable Rate” means 0.25% per annum.  Accrued and unpaid interest on the unpaid principal balance outstanding on the Note is payable monthly on the first day of each month, commencing on February 1, 2019.

As of March 31, 2019, the outstanding balance of financing from Comerica Bank was $1,600,000.  Interest accrued for the Comerica Bank loan during the three-months ended March 31, 2019 was $36,497.

NOTE 7 - WHOLESALE POWER PURCHASE AGREEMENT WITH EDF

On May 1, 2018, Summer Energy Holdings, Inc. (for purposes of this Note, “SEH”), together with its subsidiaries Summer LLC and Summer Northeast (collectively the “Company”) closed a transaction with EDF Energy Services, LLC and EDF Trading North America, LLC (collectively, “EDF”).  As part of the transaction, Summer LLC, Summer Northeast and EDF entered into an Energy Services Agreement (the “Energy Services Agreement”) pursuant to which Summer LLC and Summer Northeast agreed to purchase their electric power and associated services requirements from EDF, and EDF agreed to provide Summer LLC and Summer Northeast with certain credit facilities to assist Summer LLC and Summer Northeast in the purchase of their electric power and associated service requirements.  The terms of the Energy Services Agreement are governed by the ISDA Master Agreement, as well as a Schedule and Power Annex thereto and the Credit Support Annex thereto.

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

Pursuant to the Pledge Agreement, SEH pledged to EDF, and granted to EDF a security interest in, all of the membership interests of Summer LLC and Summer Northeast owned by SEH as well as all additional membership interests of such subsidiaries from time to time acquired by SEH.  Pursuant to the Guaranty, SEH agreed to guaranty the obligations of Summer LLC and Summer Northeast under the Energy Services Agreement.

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

As of March 31, 2019, EDF has provided additional credit support in the amount of $5,099,066 for cash collateral as well as to secure letters of credit (Note 4) for the benefit of the Company.

For the quarter ended March 31, 2019, the Company accrued $192,765 interest to EDF.

NOTE 8 – LEASE LIABILITY

The Company leases office space and equipment.  Leases with an initial term of 12 months or less are not recorded on the balance sheet.  Lease expense is recognized on a straight-line basis over the term of the lease.  For leases beginning in 2018 and later, the Company accounts for lease components separately from the non-lease components.

Most leases include one or more options to renew.  The exercise of the lease renewal options is at the sole discretion of the Company.  Certain leases also include options to purchase the leased property.  The depreciable life of the assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

As of March 31, 2019, the operating lease right-of-use assets and operating lease liabilities were $1,189,239, respectively.  The long-term portion of the operating lease liabilities, $940,339, is included in long-term debt (see Note 9).  Operating lease expense during the three-months ended March 31, 2019 was $76,323 and was included as part of operating expenses.

As of March 31, 2019, the weighted-average remaining lease term for operating leases was 6.2 years.  As of March 31, 2019, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of March 31, 2019 are summarized as follows:

Operating Leases

2019	$263,023
2020	204,156
2021	199,494
2022	199,494
2023	197,294
Thereafter	381,387
Total future minimum lease payments	1,444,848
Less amounts representing interest	(255,609)
Present value of lease liability	$1,189,239

Current-portion operating lease liability	(248,900)

Long-term portion operating lease liability	$940,339

NOTE 9 – LONG TERM OBLIGATIONS

Long-term obligations of the Company are comprised as follows:

	Maturity Date	March 31, 2019	December 31, 2018
Financing from Blue Water Capital Funding, LLC (Note 5)	June 30, 2020	$4,920,000	$4,920,000
Comerica Bank Loan (Note 6)	June 11, 2020	1,600,000	2,900,000
Collateral credit support from EDF (Note 7)	May 1, 2021⁽¹⁾	5,099,006	4,136,006
Operating lease obligations	October 31, 2019 through December 31, 2025	1,189,239	-
Total obligations		$12,808,245	$11,956,006

Less current portion operating lease obligations		(248,900)	-
Long-term portion of obligations		$12,559,345	11,956,006

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

During the three-months ended March 31, 2019 and 2018, the Company granted no stock options under the 2012 Plan and recognized no stock compensation expense relating to the vesting of stock options issued from the 2012 Plan.

 As of March 31, 2019, 2,000 shares remain available for issuance.

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

On July 2, 2015, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the 2015 Plan.

During the quarter ended March 31, 2019, the Company issued no stock options under the 2015 Plan.

During the quarter ended March 31, 2018, the Company granted a total of 51,000 stock options from the 2015 Plan as compensation with an approximate value of $111,911 on the date of grant.  The fair value of the options in the amount of $111,911 was determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.25% (ii) estimated volatility of 110.73% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During quarters ended March 31, 2019 and 2018, the Company recognized total stock compensation expenses of $16,433 and $130,475, respectively, for vesting options issued from the 2015 Plan.

As of March 31, 2019, the unrecognized expense for vesting of options issued from the 2015 Plan is $180,766 relating to 235,000 of unvested shares expected to be recognized over a weighted average period of approximately 7.73 years.

As of March 31, 2019, 19,000 shares remain available for issuance under the 2015 Plan.

NOTE 12 - 2018 STOCK OPTION AND STOCK AWARD PLAN

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

During the quarter ended March 31, 2019, the Company granted under the 2018 Plan a total of 53,750 stock options with an exercise price of $2.25 to non-employee members of the Company’s Board of Directors, and a total of 2,500 stock options with an exercise price of $2.50 to a key employee as compensation.   The options granted to the non-employee members of the Company’s Board of Director vested immediately on the date of grant, and the 2,500 options granted to the key employee vest one-year from the date of grant.   The total 56,250 stock option granted during the quarter ended March 31, 2019 had an approximate fair value of $107,960 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.21% (ii) estimated volatility of 147.94% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

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

During the quarters ended March 31, 2019 and 2018, the Company recognized total stock compensation expense of $137,951 and $140,926, respectively, for the vesting of options issued from the 2018 Plan.

As of March 31, 2019, the unrecognized expense for vesting of options issued from the 2018 Plan is $431,024 relating to 252,500 of unvested shares expected to be recognized over a weighted average period of approximately 6.93 years.

As of March 31, 2019, the Company had outstanding granted stock options under the 2018 Plan, net of forfeitures to purchase 557,500 shares, and 942,500 remains available for issuance.

NOTE 13 - PRIVATE PLACEMENT OFFERINGS

During the quarter ended March 31, 2019, the Company commenced a private placement offering (the “2019 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.  The 2019 Offering was to accredited investors to purchase shares of the Company’s common stock at a purchase price of $1.50 per share. The 2019 Offering resulted in the issuance of 3,180,000 shares of common stock in exchange for cash proceeds in the amount of $4,770,000.

 NOTE 14 – WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with certain agreements and has vested warrants from a previously terminated Master Marketing Agreement.

On January 25, 2019, the Company issued a warrant for 43,772 shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company potential sales leads.  The five-year warrant has an exercise price of $1.50 per share. The fair value of the 43,772 warrants was $80,307 determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.58%, (ii) estimated volatility of 148.70%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

On January 25, 2019, the Company issued two warrants, each for 6,715 shares, of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company potential sales leads.  The five-year warrants have an exercise price of $1.50 per share. The fair value of the 13,430 warrants was $24,640 determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.58%, (ii) estimated volatility of 148.70%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

As of March 31, 2019, the Company had 1,417,202 outstanding warrants of which 1,151,965 are fully vested.

NOTE 15 - TEXAS SALES AND USE TAX AUDIT

During the year ended 2018, Summer LLC finalized the audit for Texas sales and use tax with the Comptroller of Public Accounts (“Comptroller”) for the period from February 2013 through July 2016.  The Company made payments totaling $419,662 towards the assessment for the Texas sales and use tax liability plus penalties and interest.

As of March 31, 2019, and December 31, 2018, the liability related to the Texas sales and use tax audit was paid in full.

NOTE 16 – MASTER REVOLVER NOTE

The Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast (formerly REP Energy, LLC) pursuant to the terms of the Purchase Agreement during 2017.

The amount of available credit under the Master Note was $800,000 issued by Comerica Bank. The Master Note was dated July 25, 2017 and had a maturity date of July 25, 2018.  Each advance under the Master Note bore interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 1 percent per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding was payable monthly, in arrears, on the first Business Day of each month.

On February 22, 2018, the Company paid $40,000 to Comerica Bank to pay off the balance of the Master Note assumed by the Company on November 1, 2017.

Guaranty of the Master Note at origination on July 25, 2017 was made by two members of Summer Northeast (Neil Leibman and Tom O’Leary) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of Purchase Agreement, the Company paid the guarantors monthly interest at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility until the credit facilities secured by the Master Note was replaced by the Company.

Interest paid to Comerica Bank during the quarters ending March 31, 2019 and 2018 was $0 and $312, respectively.

 NOTE 17 – DEBT TO RELATED PARTIES ASSUMED

On November 1, 2017, the Company assumed $767,677 of related party debt owed by Summer Northeast to members Tom O’Leary and Neil Leibman pursuant to the terms of the Purchase Agreement during 2017.  Messrs. O’Leary and Leibman serve on the Company’s Board (Mr. Leibman is also an executive officer).

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

The related party debt in the amount of $767,677 was paid in full by the Company to the related parties Messrs. O’Leary and Leibman on June 1, 2018.

Interest paid during the quarters ending March 31, 2019 and 2018 on such related party debt assumed was $0 and $69,313, respectively.

NOTE 18 – RELATED PARTY LOANS

On January 3, 2018, the Company entered into two separate promissory notes in the amount of $125,000 each for an advance of $250,000 by Tom O’Leary and Neil Leibman for purposes of short-term financing.  The promissory notes accrued interest at the rate of 5% per annum based upon 365 days a year with a maturity date of July 3, 2018.    The loans from Mr. O’Leary and Mr. Leibman were paid in full on June 1, 2018. During the quarters ended March 31, 2019 and 2018, the interest to Messrs. O’Leary and Leibman on the loan was $0 and $3,014, respectively.

 On January 8, 2018, the Company entered into a promissory note in the amount of $373,000 for an advance by Mr. Leibman for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 8, 2018.  On March 6, 2018, $200,000 was paid back to Mr. Leibman and on April 16, 2018, the remaining balance of $173,000 was paid. For the quarters ending March 31, 2019 and 2018, the Company paid interest to Mr. Leibman in the amount of $0 and $3,529, respectively.

On January 8, 2018, the Company entered into a promissory note with Pinnacle Power, LLC (“Pinnacle”), in the amount of $80,000 for purposes of short-term financing.  Mr. O’Leary and Mr. Leibman hold membership interests in Pinnacle.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days a year and had a maturity date of July 8, 2019.  On February 22, 2018, $40,000 was repaid to Pinnacle and on March 6, 2018, $40,000 was repaid to Pinnacle. For the quarters ending March 31, 2019 and 2018, the Company paid interest to Pinnacle in the amount of $0 and $558, respectively.

On January 7, 2019, the Company entered into a promissory note in the amount of $473,000 for an advance by Mr. O’Leary for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Mr. O’Leary. For the quarter ended March 31, 2019, the Company paid interest to Mr. O’Leary in the amount of $2,009.

On January 7, 2019, the Company entered into a promissory note in the amount of $25,000 for an advance by Messrs. O’Leary and Leibman for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Messrs. O’Leary and Leibman. For the quarter ended March 31, 2019, the Company paid interest to Messrs. O’Leary and Leibman in the amount of $53.

NOTE 19 – OTHER RELATED PARTY TRANSACTIONS

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS for office space located at 800 Bering Drive, Suite 250, Houston, Texas.    PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors.  During the quarters ended March 31, 2019 and 2018, the Company paid $6,993 and $12,325, respectively, for lease expense related to the agreement with PDS.

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

On December 18, 2018, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank (See Note 6) in the amount of $2,900,000.  The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.  During the quarter ended March 31, 2019 and December 31, 2018, the Company accrued interest payable to the four guarantors in the amount of $76,167 and $12,566, respectively.   As of March 31, 2019, the total interest payable to the four guarantors was $88,733.

In February 2019, Mr. Leibman provided aviation transportation for business purposes, and the Company paid $23,469 in fuel costs.

NOTE 20 - SUMMER ENERGY 401(K) PLAN

In January 2017, the Company adopted a qualified 401(K) Retirement Plan (the “Plan”) whereby eligible employees may elect to save for retirement on a tax-advantaged basis.   There are two types of salary deferrals: pre-tax 401(K) deferrals and Roth 401(K) deferrals.   Eligible employee participants are automatically enrolled at 3% of compensation unless a participant elects an alternative deferral percentage limited to dollar amount of $19,000 in 2019 or elects not to defer under the Plan. There is no Company match to the Plan.

 NOTE 21 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the quarters ended March 31, 2019 and 2018, was $927 and $1,872, respectively.

NOTE 22 - SUBSEQUENT EVENTS

During April and May 2019, the Company issued 640,000 shares of common stock in exchange for cash proceeds in the amount of $960,000 by the Company entering into two Securities Purchase Agreements in a private placement offering of the Company’s common stock at a purchase price of $1.50 per share.

On April 12, 2019, the Company granted from the 2018 Stock Option and Stock Award Plan a total of 100,000 stock options with an exercise price of $1.50 to a key employee of the Company as compensation.  The stock options granted to the key employee vested on the date of grant.   The stock options granted during the quarter ended March 31, 2019 had an approximate fair value of $145,369 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.38% (ii) estimated volatility of 149.93% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

On May 2, 2019, the Company issued 14,789 shares of the Company common stock in lieu of cash, at a per share price of $1.50 to each of the individuals acting as guarantors of the Comerica Loan (Note 6) for a total of 59,156 shares.  The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.   The four individuals are also members of the Company’s Board of Directors:  Neil Leibman, Tom O’Leary, Andrew Bursten and Stuart Gaylor (see Note 19).

On May 3, 2019, the Company entered into a Referral Agreement whereby if the sales broker introduces the Company potential sales leads then in consideration for the services, the Company shall pay the broker based on customers who enroll with the Company, through the brokers efforts, a warrant to purchase common stock of the Company.  No warrants have been issued related to this Referral Agreement.

On May 10, 2019, the Company paid $900,000 towards the outstanding balance due on the Comerica Note (see Note 6) bringing the remaining outstanding balance to $700,000.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors” and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2018.  Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

Recent Developments

The condensed consolidated financial statements above include the accounts of Summer Energy Holdings, Inc. (formerly Castwell Precast Corporation) and its wholly-owned subsidiaries Summer Energy, LLC (“Summer LLC”), Summer Energy Midwest, LLC (“Summer Midwest”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”) (collectively referred to as the “Company,” “we,” “us,” or “our”).  All significant intercompany transactions and balances have been eliminated in these consolidated financial statements.

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

Summer Midwest (formerly known as Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Ohio on June 16, 2015.   At March 31, 2019, there was no business activity in the state of Ohio.

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

Our wholly-owned subsidiary, Summer Northeast, is a licensed REP in the states of Massachusetts, New Hampshire, Rhode Island and Connecticut.  In general, the regulatory structure in these states permits REPs, such as Summer Northeast, to procure and sell electricity at unregulated prices.  As a REP, Summer Northeast sells electricity to residential and commercial customers.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through Management’s existing, historical relationships.  Residential customers are a secondary target market.  As of the date of this Report, Summer Northeast sold electricity in Massachusetts and New Hampshire.   There were no sales activity in the states of Connecticut and Rhode Island.

Results of Operations

Three Months Ended March 31, 2019, compared to the Three Months Ended March 31, 2018

Revenue –For the quarter ended March 31, 2019, we generated $34,825,869 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers and includes revenues from contract cancellation fees, disconnection fees and late fees of $884,970. Revenues for the quarter ended March 31, 2018, were $34,050,100 from electricity revenue and includes $757,014 from disconnection and late fees.

	For the Three Months Ended March 31,
	2019		2018		Variance
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	$$	$$ Variance Percentage
Electricity Revenues from Contracts with Customers

ERCOT Market	357,812	$30,802,698	342,542	$29,536,833	$1,265,865	4.29%
ERCOT Pre-Paid Market	10,231	1,213,790	8,172	817,234	396,556	48.52%
Northeast Market	14,098	1,924,411	22,633	2,939,019	(1,014,608)	-34.52%
Total	382,141	33,940,899	373,347	33,293,086	$647,813	1.95%

Other Revenues:
Fees Revenue		884,970		757,014	127,956	16.90%

Total Revenues:		$34,825,869		$34,050,100	775,769	2.28%

Total revenues for the quarter ended March 31, 2019 compared to March 31, 2018 increased by approximately 2.28%. In the ERCOT Pre-Paid Market, the delivered volume increased by 25.19% due to customer growth.  The Northeast Market had a 37.70% decrease in delivered volume related to the decrease in the customer base and to a milder winter in 2019 compared to 2018.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers and to realign key sales personnel to focus on building the customer base in the Northeast Market.  In addition, management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended March 2019, cost of goods sold and gross profit totaled $29,019,815 and $5,806,054, respectively. Cost of goods sold and gross profit recorded in the three months ended March 31, 2018 were $29,915,020 and $4,135,080, respectively.

	For the Three Months Ended March 31,
	2019	2018	Decrease in Costs	Percentage Increase

Power Purchases and balancing/ancillary
ERCOT Market	$26,986,735	$27,333,494	$(346,759)	-1.27%
Northeast Market	2,033,080	2,581,526	(548,446)	-21.25%
	$29,019,815	$29,915,020	$(895,205)	-2.99%

Cost of goods sold for the quarter ended March 31, 2019, compared to March 31, 2018, decreased by approximately 2.99% primarily due to the milder winter in 2019 compared to 2018.   The decrease of 21.25% in the Northeast Market was primarily due to the lower delivered volume from the reduced customer base. The three months ended March 2019 compared to the three months ended March 2018 reflects a lower profit margin, which is a result of compressed unit margin caused by the competitive pressures in the marketplace, a customer base for the Company that has shifted towards a greater number of commercial accounts as opposed to residential accounts which yield lower unit margins and a lower delivered volume in the Northeast market.

Operating Expenses –Operating expenses for the quarter ended March 31, 2019, totaled $5,273,766 consisting primarily of general and administrative expenses of 3,175,067, stock compensation of $154,384, bank service fees of $286,286, professional fees of $215,305, outside commissions of $1,189,804, collection fees/sales verification fees $15,949 and $236,971 of billing fees.  Billing fees are primarily costs paid to a third-party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended March 31, 2018, totaled $4,496,124 consisting primarily of general and administrative expenses of $2,484,802, stock compensation of $271,401, bank service fees of $263,545, professional fees of $193,996, outside commissions of $1,063,274, collection fees/sales verification fees $15,783 and $203,323 of billing fees.

	For the Three Months Ended March 31,
	2019	2018	Change	Percentage Change
General and Administrative	$3,175,067	$2,484,802	$690,265	27.78%
Stock Compensation	154,384	271,401	(117,017)	-43.12%
Bank service fees	286,286	263,545	22,741	8.63%
Professional fees	215,305	193,996	21,309	10.98%
Outside commission expense	1,189,804	1,063,274	126,530	11.90%
Collection fees/sales verification fees	15,949	15,783	166	1.05%
Billing fees	236,971	203,323	33,648	16.55%
	$5,273,766	$4,496,124	$777,642	17.30%

The three months ended March 31, 2019, compared to the three months ended March 31, 2018, reflects an approximate 17.30% increase in operating expenses, which is a result primarily associated with expenses related to increased volume of customers specifically commission expense, bank fees, payroll and rent.

Net Income (Loss) – Net income (loss) for the three months ended March 31, 2019 and 2018, totaled $112,254 and ($637,155), respectively.

Liquidity and Capital Resources

At March 31, 2019 and December 31, 2018, our cash totaled $1,387,043 and $451,995, respectively.  Our principal cash requirements for the quarter ended March 31, 2019, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures.  During the three months ended March 31, 2019, the primary source of cash was from electricity revenues and from the proceeds private placement offering in the amount of $4,770,000. During the three months ended March 31, 2018, the primary source of cash was from electricity revenues.

General – The Company’s decrease in net cash flow during the first three months of 2019 is attributable to $4,115,187 cash used in operating activities, $0 cash used in investing activities, and $4,433,000 provided by financing activities, which includes $4,770,000 from proceeds received in private placement. The Company’s increase in net cash flow during the three months ended March 31, 2018 is attributable to $370,410 cash used in operating activities, $15,826 used in investing activities for the purchase of property and equipment, and $798,000 provided by financing activities.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised through the year ended December 31, 2019.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

As of the date of this filing, there have been no material changes to the Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 11, 2019 (the “2018 Form 10-K”).  The Risk Factors set forth in the 2018 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2018 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2019, the Company issued shares of its restricted common stock in a private offering (the “2019 Offering”) to accredited investors with whom the Company and its management and affiliates had prior relationships.  The Company issued an aggregate of 3,180,000 shares of its restricted common stock for aggregate proceeds to the Company of $4,770,000.  The Company disclosed the issuance of 3,135,000 of such shares in a Current Report on Form 8-K filed on February 13, 2019.  The Company also entered into a Securities Purchase Agreement and accepted a subscription from an unrelated third party accredited investor to purchase 45,000 shares of common stock at a price of $1.50 per share during the quarter ended March 31, 2019.

From April 1, 2019, through the date of this Report, the Company issued an additional 640,000 shares in connection with the 2019 Offering, for aggregate additional proceeds to the Company of $960,000.  The shares issued pursuant to the 2019 Offering discussed herein were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. The proceeds from such sales will be used for general corporate purposes.

During the quarter ended March 31, 2019, the Company issued three warrants to purchase 43,772 shares, 6,715 shares and 6,715 shares, respectively, of the Company’s common stock, to sales brokers pursuant to separate referral agreements whereby the sales brokers introduce potential sales leads to the Company for electricity services.  Each of the warrants had a strike price of $1.50 per share and a term of five (5) years.  The warrants were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

Our reliance upon Section 4(a)(2) of the Securities Act was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the purchasers made certain representations to the Company relating to their status as accredited investors, their investment intent, that they were acquiring the securities for their own accounts and not for the accounts of others; and (e) the negotiations for the sale of the securities took place directly between the offerees and the Company.

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

SUMMER ENERGY HOLDINGS, INC.

Date:	May 15, 2019	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2019	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)