Form 10-Q
period 2019-06-30
SUMMER ENERGY HOLDINGS INC
filed 2019-08-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 13, 2019, was 31,487,998.

Summer Energy Holdings, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION3

ITEM 1.  FINANCIAL STATEMENTS3

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)4

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)5

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK28

ITEM 4.  CONTROLS AND PROCEDURES28

PART II – OTHER INFORMATION28

ITEM 1A.  RISK FACTORS28

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS28

ITEM 6.  EXHIBITS30

SIGNATURES31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,296,435	$451,995
Restricted cash	3,905,298	3,402,890
Accounts receivable, net	41,244,988	34,270,548
Prepaid and other current assets	4,038,248	4,014,194
Total current assets	50,484,969	42,139,627

Property and equipment, net	61,786	82,209

Deferred financing cost, net	6,250	9,375

Operating lease right-of use assets, net	1,111,669	-

Intangible asset, net	1,575,072	2,165,724

Total assets	$53,239,746	$44,396,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,371,517	$3,208,088
Accrued wholesale power purchased	17,478,638	12,202,099
Accrued transportation and distribution charges	5,783,138	4,151,678
Accrued expenses	4,117,713	4,636,911
Current-portion operating lease obligation	206,111	-
Current-portion of obligations	5,735,190	-
Total current liabilities	34,692,307	24,198,776

Long-term liabilities:
Long-term obligations, net of current portion	6,004,564	11,956,006

Total liabilities	40,696,871	36,154,782

Commitments and contingencies

Stockholders’ equity
Common stock - $.001 par value, 100,000,000 shares authorized,
31,487,998 and 27,480,833 shares issued and outstanding at
June 30, 2019 and December 31, 2018, respectively	31,487	27,480
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	29,909,883	23,357,951
Accumulated deficit	(17,346,495)	(15,091,278)
Total stockholders’ equity	12,542,875	8,242,153

Total liabilities and stockholders’ equity	$53,239,746	$44,396,935

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$40,498,587	$39,218,748	$75,324,456	$73,268,848

Cost of goods sold
Power purchases and balancing/ancillary	22,027,541	20,186,925	37,398,195	36,207,900
Transportation and distribution providers charge	15,116,171	14,324,770	28,765,332	28,218,815

Total cost of goods sold	37,143,712	34,511,695	66,163,527	64,426,715

Gross profit	3,354,875	4,707,053	9,160,929	8,842,133

Operating expenses	5,359,717	5,207,096	10,633,483	9,703,220

Operating loss	(2,004,842)	(500,043)	(1,472,554)	(861,087)

Other expense
Financing costs	(1,563)	(22,486)	(3,125)	(44,972)
Interest expense, net	(361,066)	(312,547)	(779,538)	(566,172)
Total other expense	(362,629)	(335,033)	(782,663)	(611,144)

Net loss	(2,367,471)	(835,076)	(2,255,217)	(1,472,231)

Income tax expense	-	-	-	-

Net loss	$(2,367,471)	$(835,076)	$(2,255,217)	$(1,472,231)

Net loss per common share:
Basic	$(0.08)	$(0.03)	$(0.07)	$(0.06)
Dilutive	$(0.08)	$(0.03)	$(0.07)	$(0.06)
Weighted average number of shares
Basic	31,081,975	26,856,850	30,156,821	25,961,634
Dilutive	31,081,975	26,856,850	30,156,821	25,961,634

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at March 31, 2018	25,055,833	$25,055	$(52,000)	$19,162,653	$(7,974,563)	$11,161,145

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	29,002	-	29,002

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	215,763	-	215,763

Issuance of common stock associated with a private placement offering	2,425,000	2,425	-	3,635,075	-	3,637,500

Net loss	-	-	-	-	(835,076)	(835,076)

Balance at June 30, 2018	27,480,833	$27,480	$(52,000)	$23,042,493	$(8,809,639)	$14,208,334

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at March 31, 2019	30,660,833	$30,660	$(52,000)	$28,384,102	$(14,979,024)	$13,383,738

Issuance of warrants	-	-	-	143,731	-	143,731

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	16,433	-	16,433

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	284,777	-	284,777

Issuance of common stock associated with a private placement offering	640,000	640	-	959,360	-	960,000

Issuance of common stock as interest payment for personal guaranty	81,112	81	-	121,586	-	121,667

Issuance of common stock associated with the cashless exercise of warrants	106,053	106	-	(106)	-	-

Net loss	-	-	-	-	(2,367,471)	(2,367,471)

Balance at June 30, 2019	31,487,998	$31,487	$(52,000)	$29,909,883	$(17,346,495)	$12,542,875

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED) – CONTINUED

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2017	25,055,833	$25,055	$(52,000)	$18,891,252	$(7,337,408)	$11,526,899

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	159,477	-	159,477

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	356,689	-	356,689

Issuance of common stock associated with a private placement offering	2,425,000	2,425	-	3,635,075	-	3,637,500

Net loss	-	-	-	-	(1,472,231)	(1,472,231)

Balance at June 30, 2018	27,480,833	$27,480	$(52,000)	$23,042,493	$(8,809,639)	$14,208,334

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2018	27,480,833	$27,480	$(52,000)	$23,357,951	$(15,091,278)	$8,242,153

Issuance of warrants	-	-	-	248,678	-	$248,678

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	32,866	-	32,866

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	422,728	-	422,728

Issuance of common stock associated with a private placement offering	3,820,000	3,820	-	5,726,180	-	5,730,000

Issuance of common stock as interest payment for personal guaranty	81,112	81	-	121,586	-	121,667

Issuance of common stock associated with the cashless exercise of warrants	106,053	106	-	(106)	-	-

Net loss	-	-	-	-	(2,255,217)	(2,255,217)

Balance at June 30, 2019	31,487,998	$31,487	$(52,000)	$29,909,883	$(17,346,495)	$12,542,875

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,255,217)	$(1,472,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash financing costs	3,125	44,972
Broker compensation expense	104,947	-
Consulting compensation expense	143,731	-
Stock compensation expense	455,594	516,166
Interest payment in common stock for personal guaranty	121,667	-
Depreciation of property and equipment	20,423	65,718
Amortization of intangible asset	590,652	590,652
Bad debt expense	297,550	381,113
Changes in operating assets and liabilities:
Accounts receivable	(7,271,990)	(10,669,216)
Prepaid and other current assets	(24,054)	(1,590,577)
Accounts payable	(1,836,571)	999,324
Accrued wholesale power purchased	5,276,539	5,460,594
Accrued transportation and distribution charges	1,631,460	602,370
Accrued expense	(519,198)	687,125
Net cash used in operating activities	(3,261,342)	(4,383,990)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(21,442)
Net cash used in investing activities	-	(21,442)

Cash Flows from Financing Activities
Advances from wholesale provider	963,000	3,296,006
Payment on Comerica Bank note	(2,200,000)	-
Payment on master revolver note	-	(40,000)
Financing of directors and officer insurance policy	127,989	-
Payment on financing of directors and officer's insurance policy	(12,799)	-
Proceeds from related party debt	498,000	-
Repayment of related party debt	(498,000)	(767,677)
Advance from short-term loan	-	2,420,000
Proceeds from issuance of common shares in a private placement, net of fees	5,730,000	3,637,500
Net cash provided by financing activities	4,608,190	8,545,829

Net Increase in Cash and Restricted Cash	1,346,848	4,140,397

Cash and Restricted Cash at Beginning of Period	3,854,885	1,992,036

Cash and Restricted Cash at End of Period	$5,201,733	$6,132,433

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$739,946	$465,028

Non-Cash Investing and Financing Activities
Operating lease right of use assumed through operating lease obligation	$1,265,562	$-
Cashless exercise of warrant for 106,053 shares of common stock	$106	$-

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

Summer Midwest (formerly Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   On May 2, 2019, the Illinois Commerce Commission approved Summer Midwest as a Retail Electric Service Provider in the state of Illinois.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 11, 2019.

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

 Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no such investments at June 30, 2019 or December 31, 2018.

Restricted cash in the amount of $3,905,298 as of June 30, 2019 and $3,402,890 as of December 31, 2018 represents funds held in escrow for customer deposits and securing irrevocable stand-by letters of credit for the benefit of the TDSPs that provide transmission services to the Company.

	June 30, 2019	December 31, 2018
Cash	$1,296,435	$451,995
Restricted cash	3,905,298	3,402,890
Total cash and restricted cash	$5,201,733	$3,854,885

Basic and Diluted (Loss) Per Share

Basic income/(loss) per share are computed by dividing net income/(loss) applicable to the weighted-average number of shares outstanding during the period.  Diluted income per share is determined using the weighted-average number of shares outstanding during the period, adjusted for the dilutive effect of share equivalents, using the treasury method, consisting of shares that might be issued upon exercise of share equivalents. In periods where losses are reported, the weighted average number of shares excludes share equivalents, because their inclusion would be anti-dilutive.

For the six months ended June 30, 2019 and 2018, the weighted average number of shares outstanding excludes share equivalents, because their inclusion would be anti-dilutive.  The Company had potentially dilutive securities totaling approximately 4,067,682 and 4,413,980, respectively as of June 30, 2019 and 2018.

 Accounting Standards Recently Adopted

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

NOTE 3 - REVENUE

The table below represents the Company’s reportable revenues for the three-month and six-month periods ended June 30, 2019 and 2018, respectively, from customers, net of respective provisions for refund:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Electricity Revenues from Contracts with Customers
ERCOT Market	$36,294,807	$34,705,118	$67,097,505	$64,241,951
ERCOT Pre-paid Market	1,387,147	1,189,553	2,600,937	2,006,787
Northeast Market	1,906,856	2,562,885	3,831,267	5,501,904
Total Electricity Revenues from Contracts with Customers	39,588,810	38,457,556	73,529,709	71,750,642
Other Revenues:
Fees Revenue	909,777	761,192	1,794,747	1,518,206

Total Revenues:	$40,498,587	$39,218,748	$75,324,456	$73,268,848

Presented in the following table are the components of accounts receivable and accrued revenue:

	June 30, 2019	December 31, 2018
Accounts receivable from customers
ERCOT Market	$10,044,803	$7,729,016
ISO New England Market	328,918	544,454
Total accounts receivable from customers	10,373,721	8,273,470

Accrued revenue from customers
ERCOT Market	30,549,254	25,811,607
ISO New England Market	1,104,951	1,006,895
Total accrued revenue with customers	31,654,205	26,818,502

Allowance for doubtful accounts	(782,938)	(821,424)

Total accounts receivable and accrued revenue	$41,244,988	$34,270,548

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

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing. Unbilled accounts in the Texas market as of June 30, 2019 and December 31, 2018 were estimated at $30,549,254 and $25,811,607, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of June 30, 2019 and December 31, 2018 were estimated at $1,104,951 and $1,006,895, respectively.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company.  Management has determined that the allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 was $782,938 and $821,424, respectively.

Bad debt expense, write-offs and recoveries were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Bad Debt Expense	$155,773	$280,841	$297,550	$381,113
Net Write Offs/Recoveries	$93,566	$137,378	$336,036	$998,294

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts was recorded as of June 30, 2019 or December 31, 2018.

NOTE 4 - LETTERS OF CREDIT

As of June 30, 2019, Summer LLC had two secured irrevocable stand-by letters of credit totaling $73,000 with a financial institution for the benefit of the TDSPs that provide transition services to the Company.  The two letters of credit totaling $73,000 expired in June 2019 and were released on July 1, 2019 by the financial institution.

As of June 30, 2019, Summer Midwest secured one irrevocable stand-by letter of credit in the amount of $50,000 for the benefit of Duke Energy Ohio, Inc.   The letter of credit expires in June 2020.

As of June 30, 2019, Summer Northeast secured two irrevocable stand-by letters of credit totaling $750,000.  The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2019 with auto extension provisions; and the State of New Hampshire Public Utilities Committee in the amount of $500,000 expiring on May 1, 2020.

As of June 30, 2019, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 5 - SURETY BONDS

As of June 30, 2019, Summer Midwest had a surety bond in the amount of $300,000 issued to the Illinois Commerce Commission and a surety bond in the amount of $250,000 issued to the Pennsylvania Public Utility Commission.   Both bonds are secured with $300,000 cash held by the surety bond company.

NOTE 6 - FINANCING FROM FIRST INSURANCE FUNDING

In May 2019, the Company entered into a finance agreement with First Insurance Funding to finance the Company’s Director’s and Officer’s insurance policy premium for the period of May 1, 2019 through May 1, 2020.    The amount for the premiums, taxes and fees totaled $150,575.   A cash down payment in the amount of $22,586 was made by the Company in May 2019 leaving a remaining balance of $127,989 to be paid in 10 installments.  The annual percentage interest rate of the financing is 6.450%.

At June 30, 2019, the outstanding balance was $115,190.

NOTE 7 - FINANCING FROM BLUE WATER CAPITAL FUNDING LLC

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

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points.   As of June 30, 2019, the interest rate was 10.25%.  The amount of credit available pursuant to the Agreement, as amended by the Amendment, continues to be $5,000,000.  The Note continues to include a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Agreement remains in effect, and the Company reaffirmed its obligations under the Guaranty.

Further, under the Agreement, Summer LLC is subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on Summer LLC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) make certain dispositions of assets; (4) merge, dissolve, consolidate or sell all or substantially all of its assets; and (5) enter into certain transactions with affiliates during the term of the Agreement.  If Summer LLC breaches any of these restrictive covenants or is unable to pay the indebtedness under the Agreement when due, this could result in a default under the Agreement. In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Agreement, to be immediately due and payable.  As of June 30, 2019, Summer LLC was in compliance with the covenants of the Agreement.

At June 30, 2019 and December 31, 2018, the outstanding balance of financing from Blue Water Capital was $4,920,000.

Interest was accrued by the Company for the Blue Water Capital funding as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018

$127,476	$133,747	$253,550	$210,197

 NOTE 8 - COMERICA BANK LOAN

On December 18, 2018, the Company signed a single payment note (the “Comerica Note”) with Comerica Bank (the “Bank”) in the amount of $2,900,000.   The Comerica Note has a maturity date of June 11, 2020, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Referenced Rate” be less than the sum of the Daily Adjusting London InterBank Offered Rate (“LIBOR”) rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time.   “Applicable Rate” means 0.25% per annum.  Accrued and unpaid interest on the unpaid principal balance outstanding on the Note is payable monthly on the first day of each month, commencing on February 1, 2019.

As of June 30, 2019, the outstanding balance of financing from Comerica Bank was $700,000.  Interest accrued on the Comerica Bank loan was as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018

$15,781	$-	$52,277	$-

NOTE 9 - WHOLESALE POWER PURCHASE AGREEMENT WITH EDF

On May 1, 2018, Summer Energy Holdings, Inc. (for purposes of this Note, “SEH”), together with its subsidiaries Summer LLC and Summer Northeast (collectively the “Company”) closed a transaction with EDF Energy Services, LLC and EDF Trading North America, LLC (collectively, “EDF”).  As part of the transaction, Summer LLC, Summer Northeast and EDF entered into an Energy Services Agreement (the “Energy Services Agreement”) pursuant to which Summer LLC and Summer Northeast agreed to purchase their electric power and associated services requirements from EDF, and EDF agreed to provide Summer LLC and Summer Northeast with certain credit facilities to assist Summer LLC and Summer Northeast in the purchase of their electric power and associated service requirements (such transaction with EDF, the “Original Transaction”).  The terms of the Energy Services Agreement are governed by the ISDA Master Agreement, as well as a Schedule and Power Annex thereto and the Credit Support Annex thereto.

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

On June 19, 2019, the Company closed a transaction (the “Amendment Transaction”) with EDF Trading North America, LLC (“EDFTNA”) in order to amend and/or restate certain of the agreements with EDF.

Pursuant to the Amendment Transaction, the Company and EDFTNA entered into an Amended and Restated Energy Services Agreement, which amended and restated the Energy Services Agreement (the “Amended Energy Services Agreement”), an amendment to ISDA Master Agreement which amends the ISDA Agreement (the “Amended ISDA Agreement”), an Omnibus Amendment to Pledge Agreement and Security Agreement and Joinder, which amends both the Security Agreement and the Pledge Agreement (the “Omnibus Amendment”) and an Amended and Restated Guaranty, which amends and restates the Guaranty (the “Amended Guaranty”).  In general, the Amended Energy Services Agreement, the Amended ISDA Agreement, the Omnibus Amendment and the Amended Guaranty amend and/or restate the documents from the Original Transaction to (i) remove EDF Energy Services, LLC as a party to the agreements and (ii) add an additional subsidiary of the Company, Summer Midwest, as a party to the agreements, such that Summer Midwest is able to purchase its electric power and associated services requirements from EDFTNA and also utilize EDFTNA’s credit support.   The term, pricing and interest payable under the Amended Energy Services Agreement are unchanged from the original Energy Services Agreement.

Pursuant to the Omnibus Amendment, in consideration of the services and credit support provided by EDFTNA to the Company, Summer Midwest agreed to, among other things (i) grant a priority security interest to EDFTNA in all of its assets, equipment and inventory; and (ii) require its customers to remit monthly payments into a lockbox account over which EDFTNA has a security interest.  The security interest previously granted by Summer LLC and Summer Northeast is unchanged, except that EDFTNA is now the sole secured party.  Also pursuant to the Omnibus Amendment, SEH pledged to EDFTNA, and granted to EDFTNA a security interest in, all of Company’s membership interest in Summer Midwest. The previous pledge by the Company of its membership interest in Summer LLC and Summer Northeast is unchanged, except that EDFTNA is now the sole secured party.   Pursuant to the Guaranty, the Company agreed to guaranty the obligations of Summer LLC, Summer Northeast and Summer Midwest under the Amended Energy Services Agreement.

The foregoing is only a brief description of the material terms of the Amendment Transaction and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the text of the Amended Energy Services Agreement, the Amended ISDA Master Agreement, the Omnibus Amendment and the Amended Guaranty, which are filed as Exhibits 10.1 through 10.4, respectively, hereto.

As of June 30, 2019, EDF has provided credit support in the amount of $5,099,006 for cash collateral as well as to secure letters of credit (Note 4) for the benefit of the Company.

The Company accrued interest to EDF as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018

$199,234	$110,000	$391,998	$110,000

 NOTE 10 - LEASE LIABILITY

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

As of June 30, 2019, the operating lease right-of-use assets and operating lease liabilities were $1,111,669, respectively.  The long-term portion of the operating lease liabilities, $905,558, is included in long-term debt (see Note 11).

Operating lease expense related to right-of-use assets above was included as part of operating expenses as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018
$77,571	$-	$153,893	$-

As of June 30, 2019, the weighted-average remaining lease term for operating leases was 5.9 years.  As of June 30, 2019, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of June 30, 2019 are summarized as follows:

Operating Leases

2019	$166,547
2020	204,156
2021	199,494
2022	199,494
2023	197,294
Thereafter	381,387
Total future minimum lease payments	1,348,372
Less amounts representing interest	(236,703)
Present value of lease liability	$1,111,669

Current-portion operating lease liability	(206,111)

Long-term portion operating lease liability	$905,558

NOTE 11 – LONG-TERM OBLIGATIONS

Long-term obligations of the Company are comprised as follows:

	Maturity Date	June 30, 2019	December 31, 2018

Note payable to First Insurance Funding (Note 6)	March 1, 2020	$115,190	$-
Financing from Blue Water Capital Funding, LLC (Note 7)	June 30, 2020	4,920,000	4,920,000
Comerica Bank Loan (Note 8)	June 11, 2020	700,000	2,900,000
Collateral credit support from EDF (Note 9)	May 1, 2021(1)	5,099,006	4,136,006
	(1) Automatically renews for successive one-year periods unless either party provides written notice of termination 180 days prior to renewal date.
Operating lease obligations	October 31, 2019 through December 31, 2025	1,111,669	-
Total obligations		$11,945,865	$11,956,006

Less current portion of obligations		(5,735,190)	-
Less current portion operating lease obligations		(206,111)	-
Long-term portion of obligations		$6,004,564	$11,956,006

Interest expense consists of the following components for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Note payable to First Insurance Funding (Note 6)	$455	$655	$455	$873
Financing from Blue Water Capital Funding, LLC (Note 7)	127,476	133,747	253,550	210,197
Comerica Bank Loan (Note 8)	15,781	-	52,277	-
Collateral credit support from EDF (Note 9)	199,234	110,000	391,998	110,000
Total	$342,946	$244,402	$698,280	$321,070

  NOTE 12 - 2012 STOCK OPTION AND STOCK AWARD PLAN

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

During the six-months ended June 30, 2019 and 2018, the Company granted no stock options under the 2012 Plan and recognized no stock compensation expense relating to the vesting of stock options issued from the 2012 Plan.

As of June 30, 2019, 2,000 shares remain available for issuance under the 2012 Plan.

NOTE 13 - 2015 STOCK OPTION AND STOCK AWARD PLAN

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

On July 2, 2015, a Form S-8 Registration Statement was filed with the United States Securities and Exchange Commission regarding the 2015 Plan.

During the quarters ended June 30, 2019 and 2018, the Company issued no stock options under the 2015 Plan.

During the three and six month periods ended June 30, 2019 and 2018, the Company recognized total stock compensation expenses for vesting options issued from the 2015 Plan as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018
$16,433	$29,002	$32,866	$159,477

As of June 30, 2019, the unrecognized expense for vesting of options issued from the 2015 Plan is $164,333 relating to 235,000 of unvested shares expected to be recognized over a weighted average period of approximately 7.47 years.

As of June 30, 2019, 19,000 shares remain available for issuance under the 2015 Plan.

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

During the quarter ended June 30, 2019, the Company granted under the 2018 Plan a total of 53,750 stock options with an exercise price of $2.25 to non-employee members of the Company’s Board of Directors, and a total of 100,000 stock options with an exercise price of $1.50 to a key employee as compensation.  The options granted to the non-employee members of the Company’s Board of Directors as well as to the key employee vested immediately on the date of grant.   The total 153,750 stock options granted during the quarter ended June 30, 2019 had an approximate fair value of $249,198 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.16% (ii) estimated volatility of 149.76% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the quarter ended March 31, 2019, the Company granted under the 2018 Plan a total of 53,750 stock options with an exercise price of $2.25 to non-employee members of the Company’s Board of Directors, and a total of 2,500 stock options with an exercise price of $2.50 to a key employee as compensation.   The options granted to the non-employee members of the Company’s Board of Directors vested immediately on the date of grant, and the 2,500 options granted to the key employee vest one-year from the date of grant.   The total 56,250 stock options granted during the quarter ended March 31, 2019 had an approximate fair value of $107,960 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.21% (ii) estimated volatility of 147.94% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the three and six-month periods ended June 30, 2019 and 2018, the Company recognized total stock compensation expense for the vesting of options issued from the 2018 Plan as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018
$284,777	$215,763	$422,728	$356,689

As of June 30, 2019, the unrecognized expense for vesting of options issued from the 2018 Plan is $395,446 relating to 252,500 of unvested shares expected to be recognized over a weighted average period of approximately 6.67 years.

As of June 30, 2019, the Company had outstanding granted stock options under the 2018 Plan, net of forfeitures to purchase 711,250 shares, and 788,750 shares remains available for issuance.

NOTE 15 - PRIVATE PLACEMENT OFFERINGS

During the six-months ended June 30, 2019, the Company commenced a private placement offering (the “2019 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.

In May 2019, the Company issued 640,000 shares of common stock to accredited investors at $1.50 per share totaling $960,000.

As of June 30, 2019, the 2019 Offering to accredited investors to purchase shares of the Company’s common stock at a purchase price of $1.50 per share had resulted in the issuance of 3,820,000 shares of common stock in exchange for proceeds in the amount of $5,730,000.

 NOTE 16 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with various agreements and has vested warrants from a previously terminated Master Marketing Agreement.

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

On May 22, 2019, the Company issued a warrant for 80,000 shares of common stock under a Consulting Agreement (Note 25). The five-year warrant has an exercise price of $1.50 per share.  The fair value of the 80,000 warrant was $143,731 determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.19%, (ii) estimated volatility of 149.28%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

On June 11, 2019, the Company issued 106,053 shares of common stock to Black Ink Energy, LLC (“Black Ink”) pursuant to the cashless exercise of a warrant dated March 2, 2015 issued by the Company to Black Ink to purchase up to 536,000 shares of common stock of the Company at $1.50 per share.   The Black Ink warrant was terminated and cancelled upon the issuance of the 106,053 shares of common stock.

As of June 30, 2019, the Company had 941,202 outstanding warrants of which 675,965 are fully vested.

 NOTE 17 - MASTER REVOLVER NOTE

The Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast (formerly REP Energy, LLC) pursuant to the terms of the Purchase Agreement during 2017.

The amount of available credit under the Master Note was $800,000 issued by Comerica Bank. The Master Note was dated July 25, 2017 and had a maturity date of July 25, 2018.  Each advance under the Master Note bore interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Referenced Rate” be less than the sum of the Daily Adjusting LIBOR  for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its

borrowers at any such time.  “Applicable Margin” means one percent (1%) per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding was payable monthly, in arrears, on the first Business Day of each month.

On February 22, 2018, the Company paid $40,000 to Comerica Bank to pay off the balance of the Master Note assumed by the Company on November 1, 2017.

Guaranty of the Master Note at origination on July 25, 2017 was made by two members of Summer Northeast (Neil Leibman and Tom O’Leary) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of purchase agreement relating to the acquisition of Summer Northeast (the “Purchase Agreement”), the Company paid the guarantors monthly interest at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility until the credit facilities secured by the Master Note was replaced by the Company.

The Company paid the following interest related to the Master Note during the three and six months ended June 30, 2019 and 2018:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018
$-	$2,913	$-	$3,225

 NOTE 18 - DEBT TO RELATED PARTIES ASSUMED

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

The related party debt in the amount of $767,677 was paid in full by the Company to the related parties Messrs. O’Leary and Leibman on June 1, 2018.

During the three and six months ended June 30, 2019 and 2018, the Company paid the following interest on such related party debt assumed:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018
$-	$12,027	$-	$35,057

NOTE 19 - RELATED PARTY LOANS

On January 3, 2018, the Company entered into two separate promissory notes in the amount of $125,000 each for an advance of $250,000 by Tom O’Leary and Neil Leibman for purposes of short-term financing.  The promissory notes accrued interest at the rate of 5% per annum based upon 365 days a year with a maturity date of July 3, 2018.    The loans from Mr. O’Leary and Mr. Leibman were paid in full on June 1, 2018. For the three months ended June 30, 2019 and 2018, the Company paid $0 and $2,089 to Messrs. O’Leary and Leibman. During the six months ended June 30, 2019 and 2018, the Company paid $0 and $5,103 to Messrs. O’Leary and Leibman.

On January 8, 2018, the Company entered into a promissory note in the amount of $373,000 for an advance by Mr. Leibman for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 8, 2018.  On March 6, 2018, $200,000 was paid back to Mr. Leibman and on April 16, 2018, the remaining balance of $173,000 was paid. For the three months ended June 30, 2019 and 2018, the Company paid $0 and $355 in interest to Mr. Leibman.  During the six months ended June 30, 2019 and 2018, the Company paid $0 and $3,884 in interest to Mr. Leibman.

On January 8, 2018, the Company entered into a promissory note with Pinnacle Power, LLC (“Pinnacle”), in the amount of $80,000 for purposes of short-term financing.  Mr. O’Leary and Mr. Leibman hold membership interests in Pinnacle.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days a year and had a maturity date of July 8, 2019.  On February 22, 2018, $40,000 was repaid to Pinnacle and on March 6, 2018, $40,000 was repaid to Pinnacle. For the three months ended June 30, 2019 and 2018, the Company paid $0 and $0 to Messrs. O’Leary and Leibman.  During the six months ended June 30, 2019 and 2018, the Company paid $0 and $559 to Messrs. O’Leary and Leibman.

On January 7, 2019, the Company entered into a promissory note in the amount of $473,000 for an advance by Mr. O’Leary for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Mr. O’Leary.  For the three months ended June 30, 2019 and 2018, the Company paid $0 and $0 in interest to Mr. O’Leary.  During the six months ended June 30, 2019 and 2018, the Company paid $2,009 and $0 in interest to Mr. O’Leary.

On January 7, 2019, the Company entered into a promissory note in the amount of $25,000 for an advance by Messrs. O’Leary and Leibman for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Messrs. O’Leary and Leibman.  For the three months ended June 30, 2019 and 2018, the Company paid $0 and $0 to Messrs. O’Leary and Leibman.  During the six months ended June 30, 2019 and 2018, the Company paid $106 and $0 to Messrs. O’Leary and Leibman.

The following table summarizes interest paid to related parties for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Related party interest for $250,000 loan	$-	$2,089	$-	$5,103
Related party interest for $373,000 loan	-	355	-	3,884
Related party interest for $80,000 loan	-	-	-	559
Related party interest for $473,000 loan	-	-	2,009	-
Related party interest for $25,000 loan	-	-	106	-
Total	$-	$2,444	$2,115	$9,546

NOTE 20 - RELATED PARTY GUARANTORS

On December 18, 2018, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank (See Note 8) in the amount of $2,900,000. The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

The Company accrued interest expense as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018
$32,934	$-	$109,101	$-

As of June 30, 2019, the Company has issued 81,112 shares of common stock to the Guarantors as payment for interest accrued in the amount of $121,667.

NOTE 21 - OTHER RELATED PARTY TRANSACTIONS

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS Management Group, LLL (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas.    PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors. The Company paid for lease expense related to the agreement with PDS as follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018

$6,993	$11,975	$13,986	$24,300

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

NOTE 22 - SUMMER ENERGY 401(K) PLAN

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

NOTE 23 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match is follows:

For the Three Months Ended June 30,		For the Six Months Ended June 30,
2019	2018	2019	2018

$659	$1,127	$1,586	$2,999

NOTE 24 - EMPLOYMENT AGREEMENTS

On June 20, 2019, the Company approved a new employment agreement with Angela Hanley (the “Hanley Employment Agreement”) pursuant to which Ms. Hanley will continue to serve as the President of the Company.  Ms. Hanley will continue to report to the Board and will have the duties and responsibilities assigned by the Board.  Ms. Hanley was originally appointed to the position of President in February 2014.  The Hanley Employment Agreement provides for a semi-monthly salary of $4,231.   Ms. Hanley will also receive the customary employee benefits paid by Company and will be eligible to receive equity grants from time to time as determined by the Board and the Compensation Committee of the Board.  A copy of the Hanley Employment Agreement is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

NOTE 25 - CONSULTING AGREEMENT

On May 20, 2019, the Company entered into a two-year consulting agreement whereby the consultant agreed to provide certain corporate and strategic business consulting services to the Company and its Board of Directors.

As compensation for these consulting services, the Company agreed to pay the consultant a one-time fee of $200,000 and grant a five-year warrant to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The fair value of the 80,000 warrant was $143,731 determined using the Black-Scholes option-pricing model (Note 16).  The total consulting fee of $343,731 for this agreement is included in operating expenses on the consolidated statement of operations.

NOTE 26 - SUBSEQUENT EVENTS

On July 18, 2019, the Company repaid EDF for credit support in the amount of $588,000 related to the decreased TDSP collateral requirements of the local utility company.

On July 19, 2019, the company issued a warrant to purchase up to two (2) shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company to potential sales leads.   The five-year warrant has an exercise price of $1.50 per share.  The fair value of the warrant is $4 determined using the Black-Scholes option pricing model.   The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.76%, (ii) estimated volatility of 149.46%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

Effective August 1, 2019, the Company entered into an employment agreement with Kelli Mitchell (the “Mitchell Employment Agreement”) pursuant to which Ms. Mitchell will serve as the Chief Operating Officer of the Company. The Mitchell Employment Agreement provides for an annual base salary of $250,000 and for Ms. Mitchell to be granted an option to purchase 150,000 shares of the Company’s common stock with a strike price equal to $1.50 per share which shall vest in equal fifty (50%) portions on the first (1st) and second (2nd) anniversary of the effective date of the agreement.   Ms. Mitchell will be eligible to receive equity grants from time to time based on metrics determined by the Board. A copy of the

Mitchell Employment Agreement was included as Exhibit 10.1 to the Company Current Report on Form 8-K filed with the Securities Exchange Commission on August 6, 2019.

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

Summer Midwest (formerly Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   On May 2, 2019, the Illinois Commerce Commission approved Summer Midwest as a Retail Electric Service Provider in the state of Illinois.

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

Results of Operations

Three Months Ended June 30, 2019, compared to the Three Months Ended June 30, 2018

Revenue –For the quarter ended June 30, 2019, we generated $39,588,810 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers and includes revenues from contract cancellation fees, disconnection fees and late fees of $909,777.

Revenues for the quarter ended June 30, 2018, were $38,457,526 from electricity revenue and includes $761,192 from cancellation and disconnection and late fees.

	For the Three Months Ended June 30,
	2019		2018		Variance
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	$$	$$ Variance Percentage
Electricity Revenues from Contracts with Customers

ERCOT Market	423,881	$36,294,807	405,993	$34,705,118	$1,589,689	4.58%
ERCOT Pre-Paid Market	12,027	1,387,147	10,713	1,189,553	197,594	16.61%
Northeast Market	16,414	1,906,856	25,438	2,562,855	(655,999)	-25.60%
Total	452,322	39,588,810	442,144	38,457,526	$1,131,284	2.94%

Other Revenues:
Fees Revenue		909,777		761,192	148,585	19.52%

Total Revenues:		$40,498,587		$39,218,718	1,279,869	3.26%

Total revenues for the quarter ended June 30, 2019 compared to June 30, 2018 increased by approximately 3.26%. In the ERCOT Pre-Paid Market, the revenue increased by 16.61% due to customer growth.  The Northeast Market had a 25.60% decrease in revenue related to the decrease in the customer base in 2019 compared to 2018.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers and to realign key sales personnel to focus on building the customer base in the Northeast Market.  In addition, management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended June 30, 2019, cost of goods sold and gross profit totaled $37,143,712 and $3,354,875, respectively. Cost of goods sold and gross profit recorded in the three months ended June 30, 2018 were $34,511,695 and $4,707,053, respectively.

	For the Three Months Ended June 30,
	2019	2018	Increase in Costs	Percentage Increase

Power Purchases and balancing/ancillary
ERCOT Market	$34,814,204	$32,435,584	$2,378,620	7.33%
Northeast Market	2,329,508	2,076,111	253,397	12.21%
	$37,143,712	$34,511,695	$2,632,017	7.63%

Cost of goods sold for the quarter ended June 30, 2019, compared to June 30, 2018, increased by approximately 7.63% primarily due increased volumes delivered.   The three months ended June 30, 2019 compared to the three months ended June 30, 2018 reflects a lower profit margin, which is a result of compressed unit margin caused by the competitive pressures in the marketplace, a customer base for the Company that has shifted towards a greater number of commercial accounts as opposed to residential accounts, which yield lower unit margins as well as a lower delivered volume in the Northeast market.

Operating Expenses – Operating expenses for the quarter ended June 30, 2019, totaled $5,359,717, consisting primarily of general and administrative expenses of $2,782,975, stock compensation of $301,210, bank service fees of $305,662, professional fees of $576,247, outside commissions of $1,102,748, collection fees/sales verification fees $21,625 and $269,250 of billing fees.  Billing fees are primarily costs paid to a third-party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended June 30, 2018, totaled $5,207,096, consisting primarily of general and administrative expenses of $2,915,267, stock compensation of $244,765, bank service fees of $270,403, professional fees of $207,487, outside commissions of $1,370,788, collection fees/sales verification fees $15,833 and $182,553 of billing fees.

	For the Three Months Ended June 30,
	2019	2018	Change	Percentage Change
General and Administrative	$2,782,975	$2,915,267	$(132,292)	-4.54%
Stock Compensation	301,210	244,765	56,445	23.06%
Bank service fees	305,662	270,403	35,259	13.04%
Commission expense	1,102,748	1,370,788	(268,040)	-19.55%
Collection fees/sales verification fees	21,625	15,833	5,792	36.58%
Professional fees	576,247	207,487	368,760	177.73%
Billing fees	269,250	182,553	86,697	47.49%
	$5,359,717	$5,207,096	$152,621	2.93%

Operating expenses for the three months ended June 30, 2019 reflects an increase of approximately $152,621, or 2.93%, as compared to the three months ended June 30, 2018. This increase was primarily attributable to increased professional fees in the second quarter of 2019.

Net Loss – Net loss for the three months ended June 30, 2019 and 2018, totaled ($2,367,471) and ($835,076), respectively.

Six Months Ended June 30, 2019, compared to the Six Months Ended June 30, 2018

Revenue – For the six months ended June 30, 2019, we generated $73,529,709 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.   The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $1,794,747.  For the six months ended June 30, 2018, the Company generated $71,750,642 in electricity revenue and $1,518,206 from contract cancellation, disconnection fees and late fees.

	For the Six Months Ended June 30,
	2019		2018		Variance
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	$$	$$ Variance Percentage
Electricity Revenues from Contracts with Customers

ERCOT Market	781,693	$67,097,505	748,535	$64,241,951	$2,855,554	4.44%
ERCOT Pre-Paid Market	22,259	2,600,937	18,885	2,006,787	594,150	29.61%
Northeast Market	34,049	3,831,267	48,071	5,501,904	(1,670,637)	-30.36%
Total	838,001	73,529,709	815,491	71,750,642	$1,779,067	2.48%

Other Revenues:
Fees Revenue		1,794,747		1,518,206	276,541	18.21%

Total Revenues:		$75,324,456		$73,268,848	2,055,608	2.81%

Total revenues for the six months ended June 30, 2019 compared to June 30, 2018, increased by approximately 2.81%.  In the ERCOT Pre-Paid Market, revenues increased by 29.61% due to customer growth.  The Northeast Market had a 30.36% decrease in revenue related to the decrease in the customer base in 2019 compared to 2018.

Cost of Goods Sold and Gross Margin – For the six months ended June 30, 2019, cost of goods sold and gross profit totaled $66,163,527 and $9,160,929, respectively. Cost of goods sold and gross profit in the six months ended June 30, 2018 totaled $64,426,715 and $8,842,133.

	For the Six Months Ended June 30,
	2019	2018	Increase in Costs	Percentage Increase

Power Purchases and balancing/ancillary
ERCOT Market	$61,800,939	$59,769,078	$2,031,861	3.40%
Northeast Market	4,362,588	4,657,637	(295,049)	-6.33%
	$66,163,527	$64,426,715	$1,736,812	2.70%

The six months ended June 30, 2019 compared to the six months ended June 30, 2018 reflects a lower profit margin which is the result of compressed unit margin caused by the competitive pressures in the marketplace; and the customer base for the Company has also shifted towards a greater number of commercial accounts than residential accounts which yield lower unit margins.

Operating Expenses – Operating expenses for the six months ended June 30, 2019 totaled $10,633,483, consisting primarily of general and administrative expenses of $5,958,041, stock compensation expense of $455,594, bank service fees of $591,948, commission expense of $2,292,552, collection fees/sales and verification fees of $37,574, professional fees of $791,553, and $506,221 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the six months ended June 30, 2018 totaled $9,703,220, consisting primarily of general and administrative expenses of $5,400,069, stock compensation expense of $516,166, bank service fees of $533,948 commission expense of $2,434,062, collection fees/sales and verification fees of $31,616, professional fees of $401,483, and $385,876 of billing fees.

	For the Six Months Ended June 30,
	2019	2018	Change	Percentage Change
General and Administrative	$5,958,041	5,400,069	$557,972	10.33%
Stock Compensation	455,594	516,166	(60,572)	-11.73%
Bank service fees	591,948	533,948	58,000	10.86%
Professional fees	791,553	401,483	390,070	97.16%
Outside commission expense	2,292,552	2,434,062	(141,510)	-5.81%
Collection fees/sales verification fees	37,574	31,616	5,958	18.84%
Billing fees	506,221	385,876	120,345	31.19%
	$10,633,483	$9,703,220	$930,263	9.59%

Operating expenses for the six months ended June 30, 2019 reflects an increase of approximately $930,263, or 9.59%, as compared to the six months ended June 30, 2018. This increase was primarily attributable to an increase in professional fees as well as billing fees from the Company’s EDI provider.

Net loss – Net loss for the six months ended June 30, 2019 and 2018, totaled ($2,255,217) and ($1,472,231), respectively.

Liquidity and Capital Resources

At June 30, 2019 and December 31, 2018, our cash totaled $1,296,435 and $451,995, respectively.  Our principal cash requirements for the quarter ended June 30, 2019, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures.  During the six months ended June 30, 2019, the primary source of cash was from electricity revenues and from the proceeds of a private placement offering in the amount of $5,730,000. During the six months ended June 30, 2018, the primary source of cash was from electricity revenues and proceeds in a private placement offering in the amount of $3,637,500.

General – The Company’s increase in net cash flow during the first six months of 2019 is attributable to $3,261,342 cash used in operating activities, $0 cash used in investing activities, and $4,608,190 provided by financing activities, which includes $5,730,000 from proceeds received in private placement. The Company’s increase in net cash flow during the six months ended June 30, 2018 is attributable to $4,383,990 cash used in operating activities, $21,442 used in investing activities for the purchase of property and equipment, and $8,545,829 provided by financing activities of which $3,637,500 were from private placement proceeds.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As part of a private offering which commenced in January 2019, during the quarter ended June 30, 2019, the Company issued 640,000 shares of its restricted common stock to accredited investors with whom the Company and its management and affiliates had prior relationships at a price of $1.50 per share of common stock for proceeds of $960,000.  The aforementioned shares were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D promulgated thereunder. The proceeds from such sales will be used for general corporate purposes.

During the quarter ended June 30, 2019, the Company issued a warrant to purchase up to 80,000 shares of the Company’s common stock to a consultant pursuant to a Consulting Agreement whereby the consultant agreed to provide certain corporate and strategic business consulting services to the Company and its Board of Directors.  The warrant has a strike price of $1.50 per share and a term of five (5) years.  The warrant was issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

From July 1, 2019, through the date of this report, the Company issued a warrant to purchase two (2) shares of the Company’s common stock to a sales broker pursuant to a referral agreement whereby the sales broker introduced potential sales leads to the Company for electricity services.   The warrant had a strike price of $1.50 per share and a term of 5 years.   The warrant was issued in reliance upon an exemption for registration under Section 4(a)(2) of the Securities Act.

On May 2, 2019, the Company issued 14,789 shares of the Company’s common stock in lieu of cash to four individuals in consideration for acting as guarantors of a loan to the Company from Comerica Bank, for a total of 59,156 shares.  On June 28, 2019, the Company issued 5,489 shares of the Company’s common stock in lieu of cash to four individuals in consideration for acting as guarantors of a loan to the Company from Comerica Bank, for a total of 21,956 shares.  The Company agreed to pay interest at a rate of 12% of the outstanding balance of such loan for the guarantee and such interest is to be paid with the issuance of shares of the Company’s common stock.   The four individuals are also members of the Company’s Board of Directors:  Neil Leibman, Tom O’Leary, Andrew Bursten and Stuart Gaylor. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

Our reliance on Regulation D under the Securities Act was based in part upon written representations made by each of the investors that: (a) the investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the investor agrees not to sell or otherwise transfer the securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption from such registration is available, (c) the investor has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in the Company, (d) the investor had access to all of our documents, records, and books pertaining to the investment and was provided the opportunity to ask questions and receive answers regarding the terms and conditions of the offering or issuance and to obtain any additional information which we possessed or were able to acquire without unreasonable effort and expense, and (e) the investor has no need for liquidity in its investment and could afford the complete loss of such investment.  In our reliance upon Rule 506(b) of Regulation D promulgated under the Securities Act, management made the determination, based upon written representations, that each investor was an “accredited investor” as defined in Rule 501 of Regulation D. In addition, there was no general solicitation or advertising for securities issued in reliance upon Regulation D.

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

ITEM 6.  EXHIBITS

10.1	Amended and Restated Energy Services Agreement among EDF Trading North America, LLC, Summer Energy, LLC, Summer Energy Northeast, LLC and Summer Energy Midwest, LLC, dated as of June 19, 2019***
10.2	Amendment to ISDA Master Agreement among EDF Trading North America LLC, Summer Energy, LLC, Summer Energy Northeast, LLC and Summer Energy Midwest, LLC, dated as of June 19, 2019.
10.3

Omnibus Amendment to Pledge Agreement and Security Agreement and Joinder among EDF Trading North America LLC, Summer Energy, LLC, Summer Energy Northeast, LLC and Summer Energy Midwest, LLC, dated as of June 19, 2019.

10.4	Amended and Restated Guaranty of Summer Energy Holdings, Inc. in favor of EDF Trading North America, LLC dated as of June 19, 2019.
10.5	Employment Agreement between the Company and Angela Hanley effective as of June 20, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

*** Portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K.  The Company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMER ENERGY HOLDINGS, INC.

Date:	August 14, 2019	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2019	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)