Form 10-Q
period 2019-09-30
SUMMER ENERGY HOLDINGS INC
filed 2019-11-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 14, 2019, was 31,502,310.

Summer Energy Holdings, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION3

ITEM 1.  FINANCIAL STATEMENTS3

CONDENSED CONSOLIDATED BALANCE SHEETS3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS4

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY5

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS24

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK29

ITEM 4.  CONTROLS AND PROCEDURES29

PART II – OTHER INFORMATION29

ITEM 1A.  RISK FACTORS29

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS29

ITEM 5.   OTHER INFORMATION30

ITEM 6.  EXHIBITS31

SIGNATURES32

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$1,701,380	$451,995
Restricted cash	3,696,652	3,402,890
Accounts receivable, net	49,468,018	34,270,548
Prepaid and other current assets	3,662,759	4,014,194
Total current assets	58,528,809	42,139,627

Property and equipment, net	53,726	82,209

Deferred financing cost, net	4,688	9,375

Operating lease right-of use assets, net	1,032,832	-

Intangible asset, net	1,279,746	2,165,724

Total assets	$60,899,801	$44,396,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,496,440	$3,208,088
Accrued wholesale power purchased	28,495,248	12,202,099
Accrued transportation and distribution charges	6,461,340	4,151,678
Accrued expenses	3,778,641	4,636,911
Current-portion operating lease obligation	162,623	-
Current-portion of obligations	5,696,793	-
Total current liabilities	46,091,085	24,198,776

Long-term liabilities:
Long-term obligations, net of current portion	5,381,215	11,956,006

Total liabilities	51,472,300	36,154,782

Commitments and contingencies

Stockholders’ equity
Common stock - $.001 par value, 100,000,000 shares authorized,
31,502,310 and 27,480,833 shares issued and outstanding at
September 30, 2019 and December 31, 2018, respectively	31,501	27,480
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	30,158,576	23,357,951
Accumulated deficit	(20,710,576)	(15,091,278)
Total stockholders’ equity	9,427,501	8,242,153

Total liabilities and stockholders’ equity	$60,899,801	$44,396,935

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$54,696,761	$46,236,106	$130,021,217	$119,504,955

Cost of goods sold
Power purchases and balancing/ancillary	34,554,826	29,100,071	71,953,021	65,307,971
Transportation and distribution providers charge	17,415,238	15,819,398	46,180,570	44,038,213

Total cost of goods sold	51,970,064	44,919,469	118,133,591	109,346,184

Gross profit	2,726,697	1,316,637	11,887,626	10,158,771

Operating expenses	5,634,108	5,262,090	16,267,591	14,965,311

Operating loss	(2,907,411)	(3,945,453)	(4,379,965)	(4,806,540)

Other expense
Financing costs	(1,563)	(1,563)	(4,688)	(46,535)
Interest expense, net	(455,107)	(363,705)	(1,234,645)	(929,877)
Disputed power settlement	-	(1,040,361)	-	(1,040,361)
Total other expense	(456,670)	(1,405,629)	(1,239,333)	(2,016,773)

Net loss	(3,364,081)	(5,351,082)	(5,619,298)	(6,823,313)

Income tax expense	-	-	-	-

Net loss	$(3,364,081)	$(5,351,082)	$(5,619,298)	$(6,823,313)

Net loss per common share:
Basic	$(0.11)	$(0.19)	$(0.18)	$(0.26)
Dilutive	$(0.11)	$(0.19)	$(0.18)	$(0.26)
Weighted average number of shares
Basic	31,490,176	27,480,833	30,606,157	26,473,599
Dilutive	31,490,176	27,480,833	30,606,157	26,473,599

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

				Additional
	Common Stock		Subscription	paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at June 30, 2018	27,480,833	$27,480	$(52,000)	$23,042,493	$(8,809,639)	$$14,208,334

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	27,445	-	27,445

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	132,421	-	132,421

Net loss	-	-	-	-	(5,351,082)	(5,351,082)

Balance at September 30, 2018	27,480,833	$27,480	$(52,000)	$23,202,359	$(14,160,721)	$9,017,118

				Additional
	Common Stock		Subscription	paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at June 30, 2019	31,487,998	$31,487	$(52,000)	$29,909,883	$(17,346,495)	$12,542,875

Issuance of warrants	-	-	-	4	-	4

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	16,433	-	16,433

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	107,672	-	107,672

Vesting of stock options and restricted shares Outside of Plan	-	-	-	103,132	-	103,132

Issuance of common stock as interest payment for personal guaranty	14,312	14	-	21,452	-	21,466

Net loss	-	-	-	-	(3,364,081)	(3,364,081)

Balance at September 30, 2019	31,502,310	$31,501	$(52,000)	$30,158,576	$(20,710,576)	$9,427,501

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED) – CONTINUED

				Additional
	Common Stock		Subscription	paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2017	25,055,833	$25,055	$(52,000)	$18,891,252	$(7,337,408)	$$11,526,899

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	186,923	-	186,923

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	489,109	-	489,109

Issuance of common stock associated with a private placement offering	2,425,000	2,425	-	3,635,075	-	3,637,500

Net loss	-	-	-	-	(6,823,313)	(6,823,313)

Balance at September 30, 2018	27,480,833	$27,480	$(52,000)	$23,202,359	$(14,160,721)	$9,017,118

				Additional
	Common Stock		Subscription	paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2018	27,480,833	$27,480	$(52,000)	$23,357,951	$(15,091,278)	$8,242,153

Issuance of warrants	-	-	-	248,682	-	248,682

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	49,299	-	49,299

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	530,400	-	530,400

Vesting of stock options and restricted shares Outside of Plan	-	-	-	103,132	-	103,132

Issuance of common stock associated with a private placement offering	3,820,000	3,820	-	5,726,180	-	5,730,000

Issuance of common stock as interest payment for personal guaranty	95,424	95	-	143,038	-	143,133

Issuance of common stock associated with the cashless exercise of warrants	106,053	106	-	(106)	-	-

Net loss	-	-	-	-	(5,619,298)	(5,619,298)

Balance at September 30, 2019	31,502,310	$31,501	$(52,000)	$30,158,576	$(20,710,576)	$9,427,501

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(5,619,298)	$(6,823,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash financing costs	4,687	46,535
Broker referral warrant compensation expense	104,951	-
Consulting warrant compensation expense	143,731	-
Stock compensation expense	682,831	676,032
Interest payment in common stock for personal guaranty	143,133	-
Depreciation of property and equipment	28,483	90,405
Amortization of intangible asset	885,978	885,978
Bad debt expense	626,047	674,541
Changes in operating assets and liabilities:
Accounts receivable	(15,823,517)	(13,409,913)
Prepaid and other current assets	351,435	(1,768,150)
Accounts payable	(1,711,648)	1,706,961
Accrued wholesale power purchased	16,293,149	10,326,227
Accrued transportation and distribution charges	2,309,662	683,522
Accrued expense	(858,270)	2,349,249
Net cash used in operating activities	(2,438,646)	(4,561,926)

Cash Flows from Investing Activities
Purchase of property and equipment	-	(27,741)
Net cash used in investing activities	-	(27,741)

Cash Flows from Financing Activities
Advances from wholesale provider	963,000	3,836,006
Payments to wholesale provider	(588,000)	-
Payments on Comerica Bank note	(2,200,000)	-
Payment on master revolver note	-	(40,000)
Financing of directors and officer insurance policy	127,989	-
Payment on financing of directors and officer's insurance policy	(51,196)	-
Deferred financing costs	-	(12,500)
Proceeds from related party debt	498,000	-
Repayment of related party debt	(498,000)	(767,677)
Advance from short-term loan	-	2,420,000
Proceeds from issuance of common shares in a private placement, net of fees	5,730,000	3,637,500
Net cash provided by financing activities	3,981,793	9,073,329

Net Increase in Cash and Restricted Cash	1,543,147	4,483,662

Cash and Restricted Cash at Beginning of Period	3,854,885	1,992,036

Cash and Restricted Cash at End of Period	$5,398,032	$6,475,698

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid	$1,186,512	$929,877

Non-Cash Investing and Financing Activities
Operating lease right of use assumed through operating lease obligation	$1,265,563	$-
Cashless exercise of warrant for 106,053 shares of common stock	$106	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on April 11, 2019.

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

Cost of goods sold (“COGS”) within the Texas market include electric power purchased and pass through charges from the transmission and distribution service providers (“TDSPs”) in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.   COGS within the Independent System Operator (“ISO”) for the New England market is comprised of wholesale costs based upon the wholesale power tariff rate for volumes purchased during the delivery month and scheduling fees.  Summer Midwest began flowing electricity within the Pennsylvania, Jersey, Maryland Power Pool (“PJM”) market in July 2019, and the COGS for the PJM market is comprised of wholesale costs based upon the wholesale power tariff for volumes purchased during the delivery month as well as scheduling fees.

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

 Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no such investments at September 30, 2019 or December 31, 2018.

Restricted cash in the amount of $3,696,652 as of September 30, 2019 and $3,402,890 as of December 31, 2018 represents funds held in escrow for customer deposits, funds in a lockbox account in which EDF Trading North America, LLC (“EDFTNA”) has a security interest and funds securing two irrevocable stand-by letters of credit.  The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control, in the amount of $250,000, which was set to expire on May 26, 2019 and was automatically extended to May 26, 2020; and the State of New Hampshire Public Utilities Committee in the amount of $500,000, which is set to expire on May 1, 2020.

	September 30, 2019	December 31, 2018
Cash	$1,701,380	$451,995
Restricted cash	3,696,652	3,402,890
Total cash and restricted cash	$5,398,032	$3,854,885

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

For the nine months ended September 30, 2019 and 2018, the weighted average number of shares outstanding excludes share equivalents, because their inclusion would be anti-dilutive.  The Company had potentially dilutive securities totaling approximately 4,741,434 and 4,278,730, respectively, as of September 30, 2019 and 2018.

 Accounting Standards Recently Adopted

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2018, using the modified retrospective approach.  The modified retrospective approach provides a method for recording existing leases at the application date.  In addition, the Company elected the available practical expedients permitted under the transaction guidance within the new standard.  The most significant impact from the adoption of the new standard was the recognition of operating lease right-of-use assets and operating lease liabilities.  Adoption of the new standard resulted in the recording of  assets and liabilities of $1,265,562 as of January 1, 2019.  The standard did not materially impact the consolidated net income and had no impact on cash flows.

Recently Issued Accounting Standards Not Yet Adopted

The Company has reviewed all recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

NOTE 3 - REVENUE

The table below represents the Company’s reportable revenues for the three-month and nine-month periods ended September 30, 2019 and 2018, respectively, from customers, net of respective provisions for refund:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Electricity Revenues from Contracts with Customers
ERCOT Market	$49,708,164	$40,449,035	$116,805,669	$104,690,986
ERCOT Pre-paid Market	1,956,958	1,666,542	4,557,895	3,673,328
Northeast Market	1,998,663	3,254,044	5,829,930	8,755,948
Midwest Market	2,540	-	2,540	-
Total Electricity Revenues from Contracts with Customers	53,666,325	45,369,621	127,196,034	117,120,262
Other Revenues:
Fees Revenue	1,030,436	866,485	2,825,183	2,384,693

Total Revenues:	$54,696,761	$46,236,106	$130,021,217	$119,504,955

Presented in the following table are the components of accounts receivable and accrued revenue:

	September 30, 2019	December 31, 2018
Accounts receivable from customers
ERCOT Market	$12,505,795	$7,729,016
ISO New England Market	363,821	544,454
PJM Market	1,502	-
Total accounts receivable from customers	12,871,118	8,273,470

Accrued revenue from customers
ERCOT Market	36,573,761	25,811,607
ISO New England Market	1,022,553	1,006,895
Total accrued revenue with customers	37,596,314	26,818,502

Allowance for doubtful accounts	(999,414)	(821,424)

Total accounts receivable and accrued revenue	$49,468,018	$34,270,548

The Company recognizes revenue from the sale of electricity to consumers and is recognized upon the performance obligation to deliver electricity to the customer’s meter.  This method of revenue recognition is commonly referred to as the flow method. The Company’s customer base consists of a mix of residential and commercial customers in the ERCOT and ISO New England markets. Summer Midwest began flowing electricity in the state of Ohio in the PJM market in July 2019 and the anticipated customer base as this market grows will consist of residential and commercial customers. Also, the Company recognizes revenues from contract cancellation fees, disconnection fees and late fees.

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

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing. Unbilled accounts in the Texas market as of September 30, 2019 and December 31, 2018 were estimated at $36,573,761 and $25,811,607, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of September 30, 2019 and December 31, 2018 were estimated at $1,022,553 and $1,006,895, respectively.

The Company began serving customers in the PJM market during the month of July 2019.   As of September 30, 2019, the Company had billed customers $2,540 and the outstanding billed accounts receivable balance was $1,502.

The Company, in the Texas market, determines an allowance for doubtful accounts based upon a review of outstanding receivables, historical write-off experience and existing economic conditions. Receivables past due over 90 days are considered delinquent and reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written off. Billed receivables over 90 days and 2% of unbilled receivables are reserved by the Company.  Management has determined that the allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 was $999,414 and $821,424, respectively.

Bad debt expense, write-offs and recoveries were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Bad Debt Expense	$328,496	$293,428	$626,047	$674,541
Net Write Offs/Recoveries	$112,020	$131,643	$448,057	$1,119,937

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts was recorded as of September 30, 2019 or December 31, 2018.

NOTE 4 - LETTERS OF CREDIT

As of September 30, 2019, Summer Northeast secured two irrevocable stand-by letters of credit totaling $750,000.  The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 which was set to expire on May 26, 2019 and was extended to May 26, 2020; and the State of New Hampshire Public Utilities Committee in the amount of $500,000 which is set to expire on May 1, 2020.

As of September 30, 2019, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 5 - SURETY BONDS

As of September 30, 2019, Summer Midwest had a surety bond in the amount of $300,000 issued to the Illinois Commerce Commission and a surety bond in the amount of $250,000 issued to the Pennsylvania Public Utility Commission.   Both bonds are secured with $300,000 in cash held by the surety bond company.

NOTE 6 - FINANCING FROM FIRST INSURANCE FUNDING

In May 2019, the Company entered into a finance agreement with First Insurance Funding to finance the Company’s Director’s and Officer’s insurance policy premium for the period of May 1, 2019 through May 1, 2020.    The amount for the premiums, taxes and fees totaled $150,575.   A cash down payment in the amount of $22,586 was made by the Company in May 2019 leaving a remaining balance of $127,989 to be paid in 10 installments from June 1, 2019 through March 1, 2020.  The annual percentage interest rate of the financing is 6.450%.

At September 30, 2019, the outstanding balance was $76,793.

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

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points.   As of September 30, 2019, the interest rate was 9.75%.  The amount of credit available pursuant to the Agreement, as amended by the Amendment, continues to be $5,000,000.  The Note continues to include a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Agreement remains in effect, and the Company reaffirmed its obligations under the Guaranty.

Further, under the Agreement, Summer LLC is subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. These restrictive covenants include, without limitation, restrictions on Summer LLC’s ability to: (1) incur additional indebtedness; (2) incur liens; (3) make certain dispositions of assets; (4) merge, dissolve, consolidate or sell all or substantially all of its assets; and (5) enter into certain transactions with affiliates during the term of the Agreement.  If Summer LLC breaches any of these restrictive covenants or is unable to pay the indebtedness under the Agreement when due, this could result in a default under the Agreement. In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Agreement, to be immediately due and payable.  As of September 30, 2019, Summer LLC was in compliance with the covenants of the Agreement.

At September 30, 2019 and December 31, 2018, the outstanding balance of financing from Blue Water Capital was $4,920,000.

Interest was accrued by the Company for the Blue Water Capital funding as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Blue Water Interest	$126,383	$122,727	$379,934	$332,924

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

As of September 30, 2019, the interest rate was 5.5% payable to Comerica Bank, and the outstanding balance of financing from Comerica Bank was $700,000.  Interest accrued on the Comerica Bank loan was as follows:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$10,203	$-	$62,481	$-

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

In conjunction therewith, the Company and EDF also entered into a Security Agreement (the “Security Agreement”), a Pledge Agreement (the “Pledge Agreement”) and a Guaranty (the “Guaranty”) in favor of EDF.  The Energy Services Agreement has a term of three years, and automatically renews for successive one-year periods unless either party provides written notice of termination 180 days prior to the renewal date. In addition to the market-based commodity price charged by EDF for each underlying commodity transaction, the Company will pay a “Commodity Fee” for each megawatt hour (“MWh”) of power that the Company requests for delivery from EDF during the term of the Energy Services Agreement.  In addition, the Company is responsible for other mutually agreed upon fees incurred by EDF on its behalf.  The Company is also responsible for any reasonable transmission or transportation costs incurred in connection with power transactions.  Monthly supply obligations will accrue interest at a rate equal to three-month LIBOR plus 6% per annum.  Any additional credit support will bear interest at the per annum rate equal to the lesser of (i) a rate per annum equal to three-month LIBOR rate plus 3% per annum, and (ii) the maximum rate of interest permitted by applicable law.

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

On June 19, 2019, the Company closed a transaction (the “Amendment Transaction”) with EDF Trading North America, LLC (“EDFTNA”) in order to amend and/or restate certain of the agreements with EDF entered into in the Original Transaction.

Pursuant to the Amendment Transaction, the Company and EDFTNA entered into an Amended and Restated Energy Services Agreement, which amended and restated the Energy Services Agreement (the “Amended Energy Services Agreement”), an amendment to ISDA Master Agreement which amends the ISDA Agreement (the “Amended ISDA Agreement”), an Omnibus Amendment to Pledge Agreement and Security Agreement and Joinder, which amends both the Security Agreement and the Pledge Agreement (the “Omnibus Amendment”) and an Amended and Restated Guaranty, which amends and restates the Guaranty (the “Amended Guaranty”).  In general, the Amended Energy Services Agreement, the Amended ISDA Agreement, the Omnibus Amendment and the Amended Guaranty amend and/or restate the documents from the Original Transaction to (i) remove EDF Energy Services, LLC as a party to the agreements and (ii) add an additional subsidiary of SEH, Summer Midwest, as a party to the agreements, such that Summer Midwest is able to purchase its electric power and associated services requirements from EDFTNA and also utilize EDFTNA’s credit support.   The term, pricing and interest payable under the Amended Energy Services Agreement are unchanged from the original Energy Services Agreement.

Pursuant to the Omnibus Amendment, in consideration of the services and credit support provided by EDFTNA to the Company, Summer Midwest agreed to, among other things (i) grant a priority security interest to EDFTNA in all of its assets, equipment and inventory; and (ii) require its customers to remit monthly payments into a lockbox account over which EDFTNA has a security interest.  The security interest previously granted by Summer LLC and Summer Northeast is unchanged, except that EDFTNA is now the sole secured party.  Also pursuant to the Omnibus Amendment, SEH pledged to EDFTNA, and granted to EDFTNA a security interest in, all of SEH’s membership interest in Summer Midwest. The previous pledge by SEH of its membership interest in Summer LLC and Summer Northeast is unchanged, except that EDFTNA is now the sole secured party.   Pursuant to the Guaranty, SEH agreed to guaranty the obligations of Summer LLC, Summer Northeast and Summer Midwest under the Amended Energy Services Agreement.

The foregoing is only a brief description of the material terms of the Amendment Transaction and does not purport to be a complete description of the rights and obligations of the parties thereunder and such descriptions are qualified in their entirety by reference to the text of the Amended Energy Services Agreement, the Amended ISDA Master Agreement, the Omnibus Amendment and the Amended Guaranty, which are filed as Exhibits 10.1 through 10.4, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019. On July 18, 2019, the Company repaid EDF for credit support in the amount of $588,000 related to the decreased TDSP collateral requirements of the local utility company.   As of September 30, 2019, EDF has provided credit support in the amount of $4,511,006 for cash collateral as well as to secure letters of credit (Note 4) for the benefit of the Company.

The Company accrued interest to EDF as follows:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$311,441	$247,817	$703,440	$357,817

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

As of September 30, 2019, the operating lease right-of-use assets and operating lease liabilities were $1,032,832, respectively.  The long-term portion of the operating lease liabilities, $870,209, is included in long-term obligations (see Note 11).

Operating lease expense related to right-of-use assets above was included as part of operating expenses as follows:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$78,837	$-	$232,731	$-

As of September 30, 2019, the weighted-average remaining lease term for operating leases was 5.6 years.  As of September 30, 2019, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of September 30, 2019 are summarized as follows:

Operating Leases

2019	$70,071
2020	204,156
2021	199,494
2022	199,494
2023	197,294
Thereafter	381,387
Total future minimum lease payments	1,251,896
Less amounts representing interest	(219,064)
Present value of lease liability	$1,032,832

Current-portion operating lease liability	(162,623)

Long-term portion operating lease liability	$870,209

NOTE 11 – LONG-TERM OBLIGATIONS

Long-term obligations of the Company are comprised as follows:

	Maturity Date	September 30, 2019	December 31, 2018

Note payable to First Insurance Funding (Note 6)	March 1, 2020	$76,793	$-
Financing from Blue Water Capital Funding, LLC (Note 7)	June 30, 2020	4,920,000	4,920,000
Comerica Bank Loan (Note 8)	June 11, 2020	700,000	2,900,000
Collateral credit support from EDF (Note 9)	May 1, 2021⁽¹⁾	4,511,006	4,136,006
	⁽¹⁾ Automatically renews for successive one-year periods unless either party provides written notice of termination 180 days prior to renewal date.
Operating lease obligations	October 31, 2019 through December 31, 2025	1,032,832	-
Total obligations		$11,240,631	$11,956,006

Less current portion of notes payable		(5,696,793)	-
Less current portion operating lease obligations		(162,623)	-
Long-term portion of obligations		$5,381,215	$11,956,006

Interest expense consists of the following components for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Note payable to First Insurance Funding (Note 6)	$1,365	$655	$1,820	$1,527
Financing from Blue Water Capital Funding, LLC (Note 7)	126,383	122,727	379,934	332,924
Comerica Bank Loan (Note 8)	10,203	-	62,481	-
Credit support from EDF (Note 9)	311,441	247,817	703,440	357,817
Master Revolver Note (Note 18)	-	-	-	3,225
Debt to Related Party Assumed (Note 19)	-	-	-	35,057
Related Party Loans (Note 20)	-	-	2,115	9,545
Related Party Guarantors (Note 21)	21,466	-	130,567	-
Other interest	101	44	232	204,006
Total	$470,959	$371,243	$1,280,589	$944,101

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

During the nine-months ended September 30, 2019 and 2018, the Company granted no stock options under the 2012 Plan and recognized no stock compensation expense relating to the vesting of stock options issued from the 2012 Plan.

As of September 30, 2019, 2,000 shares remain available for issuance under the 2012 Plan.

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

During the quarters ended September 30, 2019 and 2018, the Company issued no stock options under the 2015 Plan.

During the three and nine-month periods ended September 30, 2019 and 2018, the Company recognized total stock compensation expenses for vesting options issued from the 2015 Plan as follows:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$16,433	$27,445	$49,299	$186,923

As of September 30, 2019, the unrecognized expense for vesting of options issued from the 2015 Plan is $147,899 relating to 235,000 of unvested shares expected to be recognized over a weighted average period of approximately 7.22 years.

 As of September 30, 2019, 19,000 shares remain available for issuance under the 2015 Plan.

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

During the quarter ended September 30, 2019, the Company granted under the 2018 Plan a total of 620,000 stock options with an exercise price of $2.00 to four officers of the Company as compensation.  The total 620,000 stock options granted during the quarter ended September 30, 2019 had an approximate fair value of $1,192,515 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.69% (ii) estimated volatility of 144.51% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

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

During the three and nine-month periods ended September 30, 2019 and 2018, the Company recognized total stock compensation expense for the vesting of options issued from the 2018 Plan as follows:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$107,672	$132,421	$530,400	$489,109

As of September 30, 2019, the unrecognized expense for vesting of options issued from the 2018 Plan is $1,480,289 relating to 861,500 of unvested shares expected to be recognized over a weighted average period of approximately 7.52 years.

As of September 30, 2019, the Company had outstanding granted stock options under the 2018 Plan, net of forfeitures to purchase 1,331,250, and 168,750 shares remaining available for issuance.

NOTE 15 – NONQUALIFIED STOCK OPTIONS GRANTED TO BOARD OF DIRECTORS

In September 2019, the Company entered into stock option grant agreements to the six non-employee members of the Company’s Board of Directors whereby the Company would grant non-qualified stock options during the months of September 2019, December 2019, March 2020 and June 2020 as compensation for services.  The stock options granted pursuant to these agreements and the shares issuable upon the exercise thereof have not been registered under the Securities Act of 1933, as amended.

During the quarter ended September 30, 2019, pursuant to the aforementioned grant agreements, the Company granted a total of 53,750 nonqualified stock options with an exercise price of $2.25 to six non-employee board members of the Company as compensation.  The total 53,750 stock options granted during the quarter ended September 30, 2019 had an approximate fair value of $103,132 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.69% (ii) estimated volatility of 144.51% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

 NOTE 16 - PRIVATE PLACEMENT OFFERINGS

During the nine-months ended September 30, 2019, the Company commenced a private placement offering (the “2019 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.

As of September 30, 2019, the 2019 Offering to accredited investors to purchase shares of the Company’s common stock at a purchase price of $1.50 per share had resulted in the issuance of 3,820,000 shares of common stock in exchange for proceeds in the amount of $5,730,000.

 NOTE 17 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with various agreements and has vested warrants from a previously terminated Master Marketing Agreement.

On January 25, 2019, the Company issued a warrant for 43,772 shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company potential sales leads.  The five-year warrant has an exercise price of $1.50 per share. The fair value of the 43,772 warrants was $80,307 determined using the Black-Scholes option-pricing model and was expensed during the quarter ended March 31, 2019.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.58%, (ii) estimated volatility of 148.70%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

On January 25, 2019, the Company issued two warrants, each for 6,715 shares, of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company potential sales leads. The five-year warrants have an exercise price of $1.50 per share.  The fair value of the 13,430 warrants was $24,640 determined using the Black-Scholes option-pricing model and expensed during the quarter ended March 31, 2019.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.58%, (ii) estimated volatility of 148.70%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

On May 22, 2019, the Company issued a warrant for 80,000 shares of common stock under a Consulting Agreement (Note 26). The five-year warrant has an exercise price of $1.50 per share.  The fair value of the 80,000 warrant was $143,731 determined using the Black-Scholes option-pricing model and was expensed during the quarter ended June 30, 2019. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.19%, (ii) estimated volatility of 149.28%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

On June 11, 2019, the Company issued 106,053 shares of common stock to Black Ink Energy, LLC (“Black Ink”) pursuant to the cashless exercise of a warrant dated March 2, 2015 issued by the Company to Black Ink to purchase up to 536,000 shares of common stock of the Company at $1.50 per share.   The Black Ink warrant was terminated and cancelled upon the issuance of the 106,053 shares of common stock.  There was no warrant expense associated with the cashless exercise of this warrant.

On July 19, 2019, the Company issued a warrant to purchase up to two (2) shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company to potential sales leads.  The five-year warrant has an exercise price of $1.50 per share.  The fair value of the warrant is $4 determined using the Black-Scholes option pricing model and expensed during the quarter ended September 30, 2019.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.76%, (ii) estimated volatility of 149.46%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

Total warrant expense of the Company for the nine months ended September 30, 2019 is summarized as follows:

	For the Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	For the Nine Months Ended September 30, 2019
Broker warrant compensation expense	$104,947	$-	$4	$104,951
Consulting warrant compensation expense	-	143,731	-	143,731
	$104,947	$143,731	$4	$248,682

As of September 30, 2019, the Company had 941,204 outstanding warrants of which 675,967 are fully vested.

 NOTE 18 - MASTER REVOLVER NOTE

The Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast pursuant to the terms of the Purchase Agreement (defined below) during 2017.

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

Guaranty of the Master Note at origination on July 25, 2017 was made by two members of Summer Northeast (Neil Leibman and Tom O’Leary) who are also members of the Company’s Board (Mr. Leibman is also an executive officer).  In accordance with the provisions of purchase agreement relating to the acquisition of Summer Northeast (the “Purchase Agreement”), the Company paid the guarantors monthly interest at the lowest applicable federal rate published by the Internal Revenue Service, on the outstanding balance of such credit facility until the credit facilities secured by the Master Note were replaced by the Company.

The Company paid the following interest related to the Master Note during the three and nine months ended September 30, 2019 and 2018:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$-	$-	$-	$3,225

  NOTE 19 - DEBT TO RELATED PARTIES ASSUMED

On November 1, 2017, the Company assumed $767,677 of related party debt owed by Summer Northeast to members Tom O’Leary and Neil Leibman pursuant to the terms of the purchase agreement relating to the acquisition of Summer Northeast during 2017. Messrs. O’Leary and Leibman are directors of the Company (Mr. Leibman is also an executive officer).

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

The related party debt in the amount of $767,677 was paid in full by the Company to the related parties Messrs. O’Leary and Leibman on June 1, 2018.

During the three and nine months ended September 30, 2019 and 2018, the Company paid the following interest on such related party debt assumed:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$-	$-	$-	$35,057

NOTE 20 - RELATED PARTY LOANS

On January 3, 2018, the Company entered into two separate promissory notes in the amount of $125,000 each for an advance of $250,000 by Tom O’Leary and Neil Leibman for purposes of short-term financing.  Messrs. Leibman and O’Leary are directors of the Company (Mr. Leibman is also an executive officer).  The promissory notes accrued interest at the rate of 5% per annum based upon 365 days a year with a maturity date of July 3, 2018.   The loans from Mr. O’Leary and Mr. Leibman were paid in full on June 1, 2018. For the three months ended September 30, 2019 and 2018, the Company paid $0 and $0 to Messrs. O’Leary and Leibman. During the nine months ended September 30, 2019 and 2018, the Company paid $0 and $5,103 to Messrs. O’Leary and Leibman.

On January 8, 2018, the Company entered into a promissory note in the amount of $373,000 for an advance by Mr. Leibman for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 8, 2018.  On March 6, 2018, $200,000 was paid back to Mr. Leibman and on April 16, 2018, the remaining balance of $173,000 was paid. For the three months ended September 30, 2019 and 2018, the Company paid $0 and $0 in interest to Mr. Leibman.  During the nine months ended September 30, 2019 and 2018, the Company paid $0 and $3,884 in interest to Mr. Leibman.

On January 8, 2018, the Company entered into a promissory note to document a loan from Pinnacle Power, LLC (“Pinnacle”), in the amount of $80,000 for purposes of short-term financing.  Mr. O’Leary and Mr. Leibman hold membership interests in Pinnacle.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days a year and had a maturity date of July 8, 2019.  On February 22, 2018, $40,000 was repaid to Pinnacle and on March 6, 2018, $40,000 was repaid to Pinnacle. For the three months ended September 30, 2019 and 2018, the Company paid $0 and $0 to Messrs. O’Leary and Leibman.  During the nine months ended September 30, 2019 and 2018, the Company paid $0 and $558 to Messrs. O’Leary and Leibman.

On January 7, 2019, the Company entered into a promissory note in the amount of $473,000 for an advance by Mr. O’Leary for purposes of short-term financing.    The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Mr. O’Leary.  For the three months ended September 30, 2019 and 2018, the Company paid $0 and $0 in interest to Mr. O’Leary.  During the nine months ended September 30, 2019 and 2018, the Company paid $2,009 and $0 in interest to Mr. O’Leary.

On January 7, 2019, the Company entered into a promissory note in the amount of $25,000 for an advance by Messrs. O’Leary and Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019. On February 7, 2019, the Company paid back in full the loan from Messrs. O’Leary and Leibman.  For the three months ended September 30, 2019 and 2018, the Company paid $0 and $0 to Messrs. O’Leary and Leibman. During the nine months ended September 30, 2019 and 2018, the Company paid $106 and $0 to Messrs. O’Leary and Leibman.

The following table summarizes interest paid to related parties for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Related party interest for $250,000 loan	$-	$-	$-	$5,103
Related party interest for $373,000 loan	-	-	-	3,884
Related party interest for $80,000 loan	-	-	-	558
Related party interest for $473,000 loan	-	-	2,009	-
Related party interest for $25,000 loan	-	-	106	-
Total	$-	$-	$2,115	$9,545

NOTE 21 - RELATED PARTY GUARANTORS

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

The Company accrued interest expense as follows:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$21,466	$-	$130,567	$-

On September 16, 2019, the Company issued 14,312 shares of common stock to the Guarantors as payment for interest.

As of September 30, 2019, the Company has issued 95,424 shares of common stock to the Guarantors as payment for interest accrued in the amount of $143,133.

NOTE 22 - OTHER RELATED PARTY TRANSACTIONS

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS Management Group, LLL (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas.   PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors. The Company paid for lease expense related to the agreement with PDS as follows:

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$6,993	$10,291	$20,979	$34,590

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

For the Three Months Ended September 30,		For the Nine Months Ended September 30,
2019	2018	2019	2018
$760	$1,085	$2,346	$4,084

NOTE 25 - EMPLOYMENT AGREEMENTS

On June 20, 2019, the Company approved a new employment agreement with Angela Hanley (the “Hanley Employment Agreement”) pursuant to which Ms. Hanley will continue to serve as the President of the Company.  Ms. Hanley will continue to report to the Board and will have the duties and responsibilities assigned by the Board.  Ms. Hanley was originally appointed to the position of President in February 2014.  The Hanley Employment Agreement provides for a semi-monthly salary of $4,231.   Ms. Hanley will also receive the customary employee benefits paid by Company and will be eligible to receive equity grants from time to time as determined by the Board and the Compensation Committee of the Board.   The foregoing is a summary of the Hanley Employment Agreement and is qualified in its entirety by the actual terms of such agreement, a copy of which was included as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019.

Effective August 1, 2019, the Company entered into an employment agreement with Kelli Mitchell (the “Mitchell Employment Agreement”) pursuant to which Ms. Mitchell will serve as the Chief Operating Officer of the Company. The Mitchell Employment Agreement provides for an annual base salary of $250,000 and for Ms. Mitchell to be granted an option to purchase 150,000 shares of the Company’s common stock with a strike price equal to $1.50 per share which shall vest in equal fifty percent (50%) portions on the first (1st) and second (2nd) anniversary of the effective date of the Mitchell Employment Agreement.   Ms. Mitchell will be eligible to receive equity grants from time to time based on metrics determined by the Board.  The foregoing is a summary of the Mitchell Employment Agreement and is qualified in its entirety by the actual terms of such agreement, a copy of which was included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2019.

On August 27, 2019, the Company entered into a First Amendment to Employment Agreement with Travis Andrews, Chief Supply Officer (the “Andrews Amendment”).  The Andrews Amendment amended Section 1(a) of Mr. Andrews’ original employment agreement (the “Andrews Employment Agreement”) by extending the term thereof for an additional term of two years, with the new two-year term commencing effective July 1, 2019. The Andrews Amendment provides that Mr. Andrews’ annual base salary will be $300,000. Pursuant to the Andrews Amendment, the Company agreed to grant Mr. Andrews an option to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the greater of (i) $1.50 per share and (ii) the price per share of common stock as reported on the OTC Markets on the date such option is granted, with 75,000 shares vesting on July 1, 2020 and the remaining 75,000 shares vesting on June 30, 2021. The foregoing is a summary of the Andrews Employment Agreement and Andrews Amendment and is qualified in its entirety by the actual terms of such agreements, copies of which are included as Exhibits 10.1 and 10.2, respectively, hereto.

On September 5, 2019, the Company entered into a Second Amendment to Employment Agreement with each of Jaleea George, Secretary and Chief Financial Officer (the “George Amendment”), and Neil Leibman, Chief Executive Officer (the “Leibman Amendment”; together with the George Amendment, the “Amendments”) (Ms. George and Mr. Leibman, together, the “Executives”). The Amendments amended Section 1(a) of each Executives’ respective employment agreements by extending the terms thereof for an additional term of two years, with the new two-year term commencing effective January 1, 2019. The George Amendment provides that Ms. George’s annual base salary will be increased to $200,000.  The Amendments also amended Exhibit A to each of the employment agreements pursuant to which the Executives were granted additional equity incentives in the form of options to purchase common stock of the Company. Pursuant to the Leibman Amendment, the Company agreed to grant Mr. Leibman an option to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the greater of (i) $1.50 per share and (ii) the price per share of common stock as reported on the OTC Markets on the date such option is granted, with 75,000 shares vesting on January 1, 2020 and the remaining 75,000 shares vesting on January 1, 2021. Pursuant to the George Amendment, the Company agreed to grant Ms. George an option to purchase 170,000 shares of the Company’s common stock at an exercise price equal to the greater of (i) $1.50 per share and (ii) the price per share of common stock as reported on the OTC Markets on the date such option is granted, with 85,000 shares vesting on January 1, 2020 and the remaining 85,000 shares vesting on January 1, 2021. Pursuant to the Amendments, the Executives are also entitled to additional equity compensation in the form of options to purchase common stock of the Company in the event the Company achieves certain performance benchmarks.  All other material provisions of the employment agreements remain in full force and effect.

The foregoing are summaries of the George Amendment and the Leibman Amendment and are qualified in their entirety by the actual terms of such agreements, copies of which are included as Exhibits 10.3 and 10.4, respectively, hereto.

NOTE 26 - CONSULTING AGREEMENT

On May 20, 2019, the Company entered into a two-year consulting agreement whereby the consultant agreed to provide certain corporate and strategic business consulting services to the Company and its Board of Directors.

As compensation for these consulting services, the Company agreed to pay the consultant a fee of $200,000 and grant a five-year warrant to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The fair value of the warrant to purchase 80,000 shares was $143,731 determined using the Black-Scholes option-pricing model (Note 17).  The total consulting fee of $343,731 for this agreement is included in operating expenses on the consolidated statement of operations.

NOTE 27 - SUBSEQUENT EVENTS

On November 8, 2019, the Company entered into a promissory note in the amount of $850,000 to document a loan from Neil Leibman for purposes of short-term financing.    The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of February 6, 2020.  At the election of the lender, interest payments may be made in cash or shares of the Company’s common stock, based on a per share price as quoted by OTC Markets during the 10-day prior to the date of the note.  Mr. Leibman is a director and executive officer of the Company.

On November 8, 2019, the Company entered into a promissory note in the amount of $1,000,000 to document a loan from LaRose Holdings, LLLP for the purposes of short-term financing.    The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of February 6, 2020.  At the election of the lender, interest payments may be made in cash or shares of the Company’s common stock, based on a per share price as quoted by OTC Markets during the 10-day prior to the date of the note.  LaRose Holdings, LLLP is an entity controlled by Al LaRose, a director of the Company.

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

Summer Midwest was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   On May 2, 2019, the Illinois Commerce Commission approved Summer Midwest as a Retail Electric Service Provider in the state of Illinois.

Summer Northeast, a Texas limited liability company, was acquired on November 1, 2017 and became a wholly-owned subsidiary of Summer Energy Holdings, Inc.   Summer Northeast is a REP serving electric load to both residential and commercial customers in New Hampshire and Massachusetts and holds licenses in Massachusetts, Rhode Island, New Hampshire and Connecticut.

Plan of Operation

Our wholly-owned subsidiary, Summer LLC, is a licensed REP in the state of Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers.  As a REP, Summer LLC sells electricity and provides the related billing, customer service, collections and remittance services to residential and commercial customers.  Summer LLC offers retail electricity to commercial and residential customers in designated target markets within the state of Texas.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we also selectively pursue larger commercial customers through Management’s existing, historical relationships.  Residential customers are a secondary target market.  We anticipate that a majority of Summer LLC’s customers will be located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas.   We began delivering electricity to customers in the Texas market mid-February 2012.

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

Our wholly-owned subsidiary, Summer Midwest, is a licensed REP in the states of Ohio and Illinois.  In general, the regulatory structure in these states permits REPs, such as Summer Midwest, to procure and sell electricity at unregulated prices.  As a REP, Summer Midwest sells electricity to residential and commercial customers.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through Management’s existing, historical relationships.  Residential customers are a secondary target market.  Summer Midwest began flowing electricity in the state of Ohio which is in the Pennsylvania, Jersey, Maryland Power Pool (“PJM”) market during the month of July 2019. As of the date of this Quarterly Report, there were no sales activities in the state of Illinois.

Results of Operations

Three Months Ended September 30, 2019, compared to the Three Months Ended September 30, 2018

Revenue –For the quarter ended September 30, 2019, we generated $53,666,325 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers and includes revenues from contract cancellation fees, disconnection fees and late fees of $1,030,436.

Revenues for the quarter ended September 30, 2018, were $45,369,621 from electricity revenue and includes $866,485 from cancellation and disconnection and late fees.

	For the Three Months Ended September 30,
	2019		2018		Variance
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	$$	$$ Variance Percentage
Electricity Revenues from Contracts with Customers

ERCOT Market	558,274	$49,708,164	480,558	$40,449,035	$9,259,129	22.89%
ERCOT Pre-Paid Market	16,599	1,956,958	13,237	1,666,542	290,416	17.43%
Northeast Market	20,374	1,998,663	28,915	3,254,044	(1,255,381)	-38.58%
Midwest Market	46	2,540	-	-	2,540	100.00%
Total	595,293	53,666,325	522,710	45,369,621	8,296,704	18.29%

Other Revenues:
Fees Revenue		1,030,436		866,485	163,951	18.92%

Total Revenues:		$54,696,761		$46,236,106	$8,460,655	18.30%

Total revenues for the quarter ended September 30, 2019 compared to September 30, 2018 increased by approximately 18.30%.  In the ERCOT Pre-Paid Market, the revenue increased by 17.43% due to customer growth.  The Northeast market had a 38.58% decrease in revenue related to the decrease in the customer base in 2019 compared to 2018. The Company began flowing electricity in the PJM market in July 2019 and the anticipated customer base as this market grows will consist of residential and commercial customers.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers and to realign key sales personnel to focus on building the customer base in the Northeast market.  In addition, management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended September 30, 2019, cost of goods sold and gross profit totaled $51,970,064 and $2,726,697, respectively. Cost of goods sold and gross profit recorded in the three months ended September 30, 2018 were $44,919,469 and $1,316,637, respectively.

	For the Three Months Ended September 30,
	2019	2018	Increase (Decrease) in Costs	Percentage Increase (Decrease)
ERCOT Market	$49,851,403	$41,712,716	$8,138,687	19.51%
Northeast Market	2,110,370	3,206,753	(1,096,383)	-34.19%
Midwest Market	8,291	-	8,291	100.00%
	$51,970,064	$44,919,469	$7,050,595	15.70%

Cost of goods sold for the quarter ended September 30, 2019, compared to September 30, 2018, increased in total by approximately 15.70% due to the increased volumes delivered during the summer months as well as an increase in the electricity unit cost per MWh.  The gross profit margin increased for the quarter ended September 30, 2019 compared to September 30, 2018 primarily due to a 16.42% increase in the volume of Mwh’s of electricity delivered in the ERCOT market. The Northeast market decreased by 34.19% due to the compression of the customer base during 2019 compared to 2018.

Cost of power purchases increased during the third quarter September 2019 compared to the third quarter ended September 2018 due to declining reserve margins in the ERCOT marketplace.  Furthermore, due to extreme unpredictable weather during July 2018, the Company experienced higher than normal power costs for the quarter ended September 2018 resulting in a larger than anticipated gross margin loss for the quarter ended September 2018 compared to the quarter ended September 2019.   Although the 2019 summer months in the ERCOT market proved to be one of the hottest in recent years, the Company had positioned itself so that the weather did not significantly impact the earnings for the quarter ended September 2019.

Operating Expenses – Operating expenses for the quarter ended September 30, 2019, totaled $5,634,108, consisting primarily of general and administrative expenses of $3,225,323, stock compensation of $227,237, bank service fees of $374,742, professional fees of $109,853, outside commissions of $1,445,530, collection fees/sales verification fees $23,070 and $228,353 of billing fees.  Billing fees are primarily costs paid to a third-party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended September 30, 2018, totaled $5,262,090, consisting primarily of general and administrative expenses of $2,907,499, stock compensation of $159,866, bank service fees of $349,075, professional fees of $115,785, outside commissions of $1,486,092, collection fees/sales verification fees $20,218 and $223,555 of billing fees.

	For the Three Months Ended September 30,
	2019	2018	Increase (Decrease)	Percentage Change
General and Administrative	$3,225,323	$2,907,499	$317,824	10.93%
Stock Compensation	227,237	159,866	67,371	42.14%
Bank service fees	374,742	349,075	25,667	7.35%
Professional fees	109,853	115,785	(5,932)	-5.12%
Outside commission expense	1,445,530	1,486,092	(40,562)	-2.73%
Collection fees/sales verification fees	23,070	20,218	2,852	14.11%
Billing fees	228,353	223,555	4,798	2.15%
	$5,634,108	$5,262,090	$372,018	7.07%

Operating expenses for the three months ended September 30, 2019 reflects an increase of approximately $372,018, or 7.07%, as compared to the three months ended September 30, 2018.  This increase was primarily attributable to increase in stock compensation in the second quarter of 2019 related to the issuance of stock options under employment agreements.

Net Loss – Net loss for the three months ended September, 2019 and 2018, totaled ($3,364,081) and ($5,351,082), respectively.

Nine Months Ended September 30, 2019, compared to the Nine Months Ended September 30, 2018

Revenue – For the nine months ended September 30, 2019, we generated $127,196,034 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers.   The majority of our revenue comes from the flow of electricity to customers.  However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $2,825,183.  For the nine months ended September 30, 2018, the Company generated $117,120,262 in electricity revenue and $2,384,693 from contract cancellation, disconnection fees and late fees.

	For the Nine Months Ended September 30,
	2019		2018		Variance
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	$$	$$ Variance Percentage
Electricity Revenues from Contracts with Customers

ERCOT Market	1,339,967	$116,805,669	1,229,094	$104,690,986	$12,114,683	11.57%
ERCOT Pre-Paid Market	38,858	4,557,895	32,122	3,673,328	884,567	24.08%
Northeast Market	64,991	5,829,930	76,985	8,755,948	(2,926,018)	-33.42%
Midwest Market	46	2,540	-	-	2,540	100.00%
Total	1,443,862	127,196,034	1,338,201	117,120,262	10,075,772	8.60%

Other Revenues:
Fees Revenue		2,825,183		2,384,693	440,490	18.47%

Total Revenues:		$130,021,217		$119,504,955	$10,516,262	8.80%

Total revenues for the nine months ended September 30, 2019 compared to September 30, 2018, increased by approximately 8.80%.  In the ERCOT Pre-Paid Market, revenues increased by 24.08% due to customer growth.  The Northeast Market had a 33.42% decrease in revenue related to the decrease in the customer base in 2019 compared to 2018.

Cost of Goods Sold and Gross Margin – For the nine months ended September 30, 2019, cost of goods sold and gross profit totaled $118,133,591 and $11,887,626, respectively. Cost of goods sold and gross profit in the nine months ended September 30, 2018 totaled $109,346,184 and $10,158,771.

	For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease) in Costs	Percentage Increase (Decrease)
ERCOT Market	$111,652,342	$101,481,794	$10,170,548	10.02%
Northeast Market	6,472,958	7,864,390	(1,391,432)	-17.69%
Midwest Market	8,291	-	8,291	100.00%
	$118,133,591	$109,346,184	$8,787,407	8.04%

Cost of goods sold for the nine months ended September 30, 2019 increased in total by approximately 8.04% due to the increased in volumes delivered during the summer months as well as an increase in the supply of the electricity unit cost per MWh.

The gross profit increase for the nine months ended September 30, 2019 compared to nine months ended September 30, 2018 primarily due to the increase of 9.33% in volume of Mwh’s of electricity delivered in the ERCOT market. The Northeast Market decreased by 17.69% for the nine months ended September 2019 due to the compression of the customer base during 2019 compared to 2018.

Cost of power purchases increased for the nine months ended September 2019 compared to the nine months September 2018.  The increase in power purchases was due to declining reserve margins in the ERCOT marketplace.  However, these higher market costs were reflected in all new retail transactions resulting in a higher revenue stream, and as a result, the gross profit increased during the nine months ended September 2019 compared to the nine months ending September 2018.  Furthermore, significant weather events occurred during January 2018 and July 2018 which negatively impacted the gross margin for the nine months ended September 2018.  Although the 2019 summer months in the ERCOT market have proved to be one of the hottest in recent years, the Company positioned itself so that weather had less of an impact on its earnings.

Operating Expenses – Operating expenses for the nine months ended September 30, 2019 totaled $16,267,591, consisting primarily of general and administrative expenses of $9,183,365, stock compensation expense of $682,831, bank service fees of $966,690, commission expense of $3,738,082, collection fees/sales and verification fees of $60,644, professional fees of $901,405, and $734,574 of billing fees.  Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the nine months ended September 30, 2018 totaled $14,965,311, consisting primarily of general and administrative expenses of $8,307,871, stock compensation expense of $676,032, bank service fees of $883,022 commission expense of $3,919,853, collection fees/sales and verification fees of $51,834, professional fees of $517,268, and $609,431 of billing fees.

	For the Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	Percentage Change
General and Administrative	$9,183,365	8,307,871	$875,494	10.54%
Stock Compensation	682,831	676,032	6,799	1.01%
Bank service fees	966,690	883,022	83,668	9.48%
Outside commission expense	3,738,082	3,919,853	(181,771)	-4.64%
Collection fees/sales verification fees	60,644	51,834	8,810	17.00%
Professional fees	901,405	517,268	384,137	74.26%
Billing fees	734,574	609,431	125,143	20.53%
	$16,267,591	$14,965,311	$1,302,280	8.70%

Operating expenses for the nine months ended September 30, 2019 reflects an increase of approximately $1,302,280, or 8.70%, as compared to the nine months ended September 30, 2018. This increase was primarily attributable to an increase in professional fees as well as billing fees from the Company’s EDI provider.

Net loss – Net loss for the nine months ended September 30, 2019 and 2018, totaled ($5,619,298) and ($6,823,313), respectively.

Liquidity and Capital Resources

At September 30, 2019 and December 31, 2018, our cash totaled $1,701,380 and $451,995, respectively.  Our principal cash requirements for the quarter ended September 30, 2019, were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures.  During the nine months ended September 30, 2019, the primary source of cash was from electricity revenues and from the proceeds of a private placement offering in the amount of $5,730,000.  During the nine months ended September 30, 2018, the primary source of cash was from electricity revenues, proceeds in a private placement offering in the amount of $3,637,500 and proceeds in the amount of $2,420,000 from a short-term loan advance.

General – The Company’s increase in net cash flow during the first nine months of 2019 is attributable to $2,438,646 cash used in operating activities, $0 cash used in investing activities, and $3,981,793 provided by financing activities, which includes $5,730,000 from proceeds received in private placement. The Company’s decrease in net cash flow during the nine months ended September 30, 2018 is attributable to $4,561,926 cash used in operating activities, $27,741 used in investing activities for the purchase of property and equipment, and $9,073,329 provided by financing activities of which $3,637,500 were from private placement proceeds and $2,420,000 from a short-term loan advance.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2019, the Company granted nonqualified options to purchase a total of up to 53,750 shares of the Company’s common stock to six non-employee directors as compensation.  The options have a term of ten years and an exercise price of $2.25 per share. The options to purchase shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

On September 16, 2019, the Company issued 14,789 shares of the Company’s common stock in lieu of cash to four individuals in consideration for acting as guarantors of a loan to the Company from Comerica Bank.The Company agreed to pay interest at a rate of 12% of the outstanding balance of such loan for the guarantee and such interest is to be paid with the issuance of shares of the Company’s common stock.   The four individuals are also members of the Company’s Board of Directors:  Neil Leibman, Tom O’Leary, Andrew Bursten and Stuart Gaylor. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

Our reliance upon Section 4(a)(2) of the Securities Act was based in part upon the following factors: (a) the issuance of the securities was in connection with isolated private transactions which did not involve any public offering; (b) there were a limited number of offerees; (c) there were no subsequent or contemporaneous public offerings of the securities by the Company; (d) the purchasers made certain representations to the Company relating to their investment intent, that they were acquiring the securities for their own accounts and not for the accounts of others; and (e) the negotiations for the sale of the securities took place directly between the offerees and the Company.

ITEM 5.   OTHER INFORMATION

On November 8, 2019, the Company entered into a promissory note in the amount of $850,000 to document a loan from Neil Leibman for purposes of short-term financing.    The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of February 6, 2020.  At the election of the lender, interest payments may be made in cash or shares of the Company’s common stock, based on a per share price as quoted by OTC Markets during the 10-day prior to the date of the note.  Mr. Leibman is a director and executive officer of the Company.  The promissory note has customary events of default and, upon an event of default, and after any applicable notice period, at the option of lender, the entire principal amount of the promissory note, together with all accrued interest thereon, if any, without demand or notice, shall immediately become due and payable.

On November 8, 2019, the Company entered into a promissory note in the amount of $1,000,000 to document a loan from LaRose Holdings, LLLP for the purposes of short-term financing.    The promissory note accrues interest at a rate of 5% per annum based upon 365 days in a year and has a maturity date of February 6, 2020.  At the election of the lender, interest payments may be made in cash or shares of the Company’s common stock, based on a per share price as quoted by OTC Markets during the 10-day prior to the date of the note.  LaRose Holdings, LLLP is an entity controlled by Al LaRose, a director of the Company. The promissory note has customary events of default and, upon an event of default, and after any applicable notice period, at the option of lender, the entire principal amount of the promissory note, together with all accrued interest thereon, if any, without demand or notice, shall immediately become due and payable.

ITEM 6.  EXHIBITS

10.1	Employment Agreement between Summer Energy Holdings, Inc. and Travis Andrews dated as of July 1, 2017
10.2	First Amendment to Employment Agreement between Summer Energy Holdings, Inc. and Travis Andrews dated as of August 27, 2019.
10.3	Second Amendment to Employment Agreement between Summer Energy Holdings, Inc. and Jaleea George dated as of September 5, 2019.
10.4	Second Amendment to Employment Agreement between Summer Energy Holdings, Inc. and Neil Leibman dated as of September 5, 2019.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUMMER ENERGY HOLDINGS, INC.

Date:	November 14, 2019	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2019	/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)