Form 10-K
period 2019-12-31
SUMMER ENERGY HOLDINGS INC
filed 2020-03-27
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

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

Yes [X]No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,420,316 (based on the average bid price of the common stock on that date as reported by OTC Markets). For this purpose, shares of common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting securities of the registrant were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes. The registrant has one class of securities, its common stock.

As of March 24, 2020, the registrant had 31,562,486 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

Part III incorporates by reference certain information from the registrant’s definitive proxy statement (the “Proxy Statement”) for the 2020 Annual Meeting of Stockholders.

SUMMER ENERGY HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

PART I

ITEM 1. BUSINESS

Introduction

Summer Energy Holdings, Inc. (including our subsidiaries, Summer Energy, LLC (“Summer LLC”), Summer Energy Midwest, LLC (“Summer Midwest”), Summer EM Marketing, LLC (“Marketing LLC”) and Summer Energy Northeast, LLC (“Summer Northeast”), are referred to collectively in this Annual Report, as the “Company,” “Summer Energy,” “we,” “our” and “us”).   The Company’s primary business operations are conducted through our subsidiaries Summer LLC and Summer Northeast.  Summer LLC is a Texas limited liability company that is licensed within the state of Texas as a Retail Electric Provider (“REP”) by the Public Utility Commission of Texas (“PUCT”).  Summer Northeast is a Texas limited liability company that is licensed as a REP in New Hampshire, Massachusetts, Connecticut and Rhode Island and currently operates in Massachusetts and New Hampshire.  Summer Midwest is an Ohio limited liability company that is licensed in the state of Ohio as a REP.  As stated above, references to the “Company,” the “Registrant,” “we,” our,” and “us” or similar terms, refer to Summer Energy Holdings, Inc. (f/k/a Castwell Precast Corporation), and its predecessors and its subsidiaries, except where the context makes clear that the reference is only to a specific subsidiary.

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

Description of Our Company and Predecessor

The Company was incorporated in the state of Nevada under the name Castwell Precast Corporation on March 25, 2005.  On March 27, 2012, the Company (f/k/a Castwell Precast Corporation), closed the transaction (the “Transaction”) contemplated by that certain Agreement and Plan of Contribution entered into on January 17, 2012 among the Company, Summer LLC, and the individual members of Summer LLC (the “Contribution Agreement”).  A copy of the Contribution Agreement was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 19, 2012, and the description contained herein of the terms of the Contribution Agreement is qualified in its entirety by reference to the provisions thereof.  Further, a more complete description of the Transaction is set forth in the Company’s Current Report on Form 8-K dated March 30, 2012.  Prior to the consummation of the Transaction, the Company’s principal business activity, carried out entirely through its wholly-owned subsidiary Castwell Precast Inc., was the manufacture and installation of decorative window wells made from precast concrete.  Castwell Precast Inc. was incorporated in the state of Utah on March 24, 2005.  The Company ceased the business of manufacturing and installing decorative window wells, and currently conducts the business of purchasing and reselling electric power within the states of Texas, Massachusetts, New Hampshire, Ohio and Illinois through its wholly-owned subsidiaries Summer LLC, Summer Northeast and Summer Midwest.

Overview

Following the Transaction, the Company now carries on, through Summer LLC, Summer Northeast and Summer Midwest, the business of an REP in the states of Texas, Massachusetts, New Hampshire, Ohio and Illinois with head offices located at 5847 San Felipe Street, Suite 3700, Houston, Texas 77057.  The Company’s telephone number is (713) 375-2790, its fax number is (713) 375-2794, and its website is www.summerenergy.com.  The information accessible through the Company’s website does not constitute part of, and is not incorporated by reference into, this Annual Report.

Summer LLC was organized as a Texas limited liability company on April 6, 2011, by the filing of a certificate of organization with the Texas Secretary of State.  In September of 2011, Summer LLC was awarded a license by the PUCT to operate as a REP in Texas.  In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices.  All REPs in Texas must be certified by the Electric Reliability Council of Texas (“ERCOT”) to operate within the Texas market. In Texas, ERCOT serves as the Independent System Operator (“ISO”) of the power grid and enables REPs, generators, regulated transmission and distribution service providers (“TDSPs”), and ultimately customers, to operate in a deregulated marketplace.  ERCOT is responsible for coordinating and monitoring all communications by and between the power generator, the retail electric provider and the TDSP, including customer sign up, meter reading and billing between the end user, power generator and the REP.

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

Summer Midwest was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   On May 2, 2019, the Illinois Commerce Commission approved Summer Midwest as a Retail Electric Service Provider in the state of Illinois. During July 2019, Summer Midwest began to serve customers in the state of Ohio but has not commenced serving customers in the state of Illinois.

We offer retail electricity to commercial and residential customers in designated target markets within the states of Texas, Massachusetts, New Hampshire and Ohio.  In the commercial market, the primary targets are small to medium-sized commercial customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers. Residential customers are a secondary target market.  At this time, a majority of our customers are located in the Houston and Dallas-Fort Worth metropolitan areas, although our footprint extends to metropolitan and rural areas.

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

As of December 31, 2019, we had 90 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our employee relations are good.

Expansion into New Markets

If the Company enters additional deregulated markets, we will be required to operate within the specific regulatory environment of such state or region. We will evaluate the regulatory environment of each market, in addition to other operational, financial and customer considerations, before determining whether to pursue other market area opportunities.

Principal Supplier

Our subsidiaries, Summer LLC, Summer Northeast and Summer Midwest, are parties to an Amended and Restated Energy Services Agreement with EDF Trading North America, LLC (collectively, “EDFTNA”) whereby, with limited exceptions, they are required to purchase all of their electric power and associated services requirements from EDFTNA.  We therefore rely substantially on EDF in order to meet our customers’ needs.

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

Our business may be adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. In January 2020, this coronavirus spread to other countries, including the United States, and efforts to contain the spread of this coronavirus intensified. The outbreak and any preventative or protective actions that governments or we may take in respect of this coronavirus may result in a period of business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may materially affect our business, financial condition and results of operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent that this coronavirus or any other epidemic harms the global economy generally.

In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

The impact of any deterioration in the U.S. economy as a result of the coronavirus (COVID-19) outbreak may negatively affect our business.

A deterioration in the U.S. economy or our industry as a result of the coronavirus outbreak could result in a period of substantial turmoil.  The impact of this event on our business and the severity of an economic crisis is uncertain.  It is likely that a crisis (such as the coronavirus outbreak) in the U.S. economy could adversely affect our business, vendors and prospects as well as our liquidity and financial condition.  This could impact our ability to increase our customer base and customers could delay deploying our services which could impact our ability to generate positive cash flows. Our current service offerings and our future growth may be minimized to a point that would be detrimental to our business development activities.  These events would be detrimental to our business prospects and result in material changes to our operations and financial position.

The Centers for Disease Control and Prevention has stated a risk exists of a pandemic in the United States, which would mean that the current methods in place to control of the spread of the virus have been ineffective. In such a situation, the effect on the economy and on the public may be severe.  There are no comparable recent events which may provide guidance as to the effect of the spread of coronavirus and a potential pandemic, and, as a result, there is considerable uncertainty of its potential effect on our business and results of operations.

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

Our subsidiaries, Summer LLC, Summer Northeast and Summer Midwest, are parties to an Amended and Restated Energy Services Agreement with EDFTNA whereby, with limited exceptions, they are required to purchase all of their electric power and associated services requirements from EDFTNA.  We therefore rely substantially on EDFTNA in order to meet our customers’ needs. If we default in our obligations to EDFTNA, we may be unable to purchase the required electricity supply to service our customers.  If we are unable to purchase through EDFTNA, we may be forced to purchase substantial electricity supply in the open market to meet customer demand at a time when energy prices are volatile, which could have an adverse impact on our financial condition. Our obligations to EDFTNA are secured by a first position security interest in all of our assets, equipment and inventory.

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

Under our regulatory structure, we are often required to enter into agreements with local incumbent utilities for use of the local distribution systems, and for the creation and operation of functional interfaces necessary for us to serve our customers. While we are optimistic about our ability to enter into acceptable agreements in relevant markets, any delay in future negotiations for access or our inability to enter into reasonable agreements to operate could delay or negatively impact our ability to serve our customers, which could have a material negative impact on our business, results of operations, and financial condition.

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

•changes in market liquidity;

•natural disasters, wars, embargoes, pandemics, acts of terrorism and other catastrophic events; and

•Federal and state governmental regulation and legislation.

Natural disasters, public health crises, and other events beyond our control could negatively impact us and/or our suppliers or customers.

We are subject to the risk of disruption by earthquakes, hurricanes, floods and other natural disasters, fire, power shortages, geopolitical unrest, war, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics and other events beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, partners, suppliers, distributors or customers, and could decrease demand for our products and services, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products or services to our customers. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. This outbreak may result in disruptions to our and our customer’s supply chain and business operations. Global health concerns, such as coronavirus, could also result in social, economic, and labor instability in the cities and states in which we or our customers and suppliers operate and live. These uncertainties could have a material adverse effect on our business and our results of operation and financial condition. In addition, a catastrophic event that results in the destruction or disruption of our information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected

Our financial results fluctuate on a seasonal, quarterly and annual basis.

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

Currently, we operate in Texas, New Hampshire, Massachusetts and Ohio.  As a result, regardless of the state of the economy in areas outside the markets in which we operate, economic weakness in these markets could lead to reduced demand for electricity in these markets. Such a reduction could have a material negative impact on our results of operations, liquidity and financial condition.

Risks Related to the Company

We have a substantial amount of indebtedness, which may adversely affect our financial resources and our ability to operate our business.

Our subsidiary, Summer LLC, is party with Digital Lending Services US Corp. (the “Lender”), to, and we are liable with Summer LLC for, up to $10 million of outstanding debt under a revolving loan made pursuant to a loan agreement and accompanying revolving promissory note, security agreement and guaranty, dated as of March 12, 2020 (collectively, the “Loan Agreement”).  The maturity date of the outstanding Loan Agreement is March 11, 2023.   Further, under the Loan Agreement, Summer LLC is subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing for working capital requirements, product development activities, debt service requirements, and general corporate or other purposes. If Summer LLC breaches any of its restrictive covenants or is unable to pay the indebtedness under the Loan Agreement when due, this could result in a default under the Loan Agreement.  In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Loan Agreement, to be immediately due and payable. Any such occurrence would have an immediate and materially adverse impact on our business and results of operations. The Loan Agreement is secured by a second position security interest in all assets of Summer LLC and is guaranteed by the Company.  Further, pursuant to the Amended and Restated Energy Services Agreement and related agreements with EDFTNA, we are generally indebted to EDFTNA for short-term debt related to our purchase of electricity and EDFTNA has a first priority security interest in, and lien on, substantially all of our assets.  Our resulting substantial level of indebtedness and other financial obligations increase the possibility that we may be unable to pay, when due, the principal of, interest on, or other amounts due in respect of, our indebtedness.

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

The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Due in part to the outbreak of Covid-19, the stock market has recently experienced substantial volatility.  Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance.

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

We paid lease payments through October 31, 2019 for the remaining term of the lease agreement for our former office space located at 800 Bering Drive, Suite 260, Houston, Texas 77057.   From November 1, 2018 through October 31, 2019 the base lease payments were $13,203.  As of December 31, 2019, the obligation for the former office space was paid in full.

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation which expired on February 28, 2020.  PDS is 100% owned by Tom O’Leary who is a member of the Company Board of Directors.  On September 1, 2018, PDS subleased 800 Bering Drive, Suite 250, Houston, Texas to an outside party, and Summer Northeast receives a monthly credit in the amount of $1,698 until the end of the lease obligation on February 28, 2020.  Beginning on September 1, 2018 through the termination of the lease on February 28, 2020, the monthly rent, net of credit, is $2,255.

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

The trading in our common stock is limited, with a low volume of daily trading.  The following table presents quarterly information on the high and low sales prices of our common stock during the fiscal years ended December 31, 2019 and 2018, furnished by the OTC Markets.

	High	Low

Fiscal Year Ended December 31, 2019
First Quarter	$1.99	$1.35
Second Quarter	$2.49	$1.50
Third Quarter	$2.00	$1.50
Fourth Quarter	$2.00	$1.38

Fiscal Year Ended December 31, 2018
First Quarter	$5.00	$1.75
Second Quarter	$3.00	$1.52
Third Quarter	$2.45	$1.40
Fourth Quarter	$1.99	$1.35

Holders

On March 24, 2020, we had approximately 144 stockholders of record.

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

Repurchases

During the fiscal year ended December 31, 2019, we did not repurchase any of our securities.

Recent Sales of Unregistered Equity Securities

On December 30, 2019, the Company granted nonqualified options to purchase a total of up to 53,750 shares of the Company’s common stock to six non-employee directors as compensation.  The options have a term of ten years and an exercise price of $2.25 per share. The options to purchase shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

On December 30, 2019, the Company issued a total 30,176 shares of the Company’s common stock in lieu of cash to four individuals (7,544 shares each) in consideration for acting as guarantors of a loan to the Company from Comerica Bank.  The Company agreed to pay interest at a rate of 12% of the outstanding balance of such loan for the guarantee and such interest is to be paid with the issuance of shares of the Company’s common stock.   The four individuals are also members of the Company’s Board of Directors:  Neil Leibman, Tom O’Leary, Andrew Bursten and Stuart Gaylor. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides certain information as of December 31, 2019 with respect to our existing equity compensation plans under which shares of our common stock are authorized for issuance.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1):	632,000	$1.24	2,000
Equity compensation plans approved by security holders (2):	1,481,000	$1.76	19,000
Equity compensation plans approved by security holders (3):	1,331,250	$2.14	168,750
Equity compensation plans not approved by security holders (4):	1,085,697	$1.59	-
Total	4,529,947		189,750

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

Marketing, LLC was formed in the state of Texas on November 6, 2012 to provide marketing services to Summer LLC.  Marketing, LLC is currently inactive and there is no business activity.

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

Summer Midwest (formerly Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   On May 2, 2019, the Illinois Commerce Commission approved Summer Midwest as a Retail Electric Service Provider in the state of Illinois. Summer Midwest began serving customers in Ohio in July 2019.

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

Our wholly-owned subsidiary, Summer Midwest, is a licensed REP in the states of Ohio and Illinois.  In general, the regulatory structure in these states permits REPs, such as Summer Midwest, to procure and sell electricity at unregulated prices.  As a REP, Summer Midwest sells electricity to residential and commercial customers.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through Management’s existing, historical relationships.  Residential customers are a secondary target market.  Summer Midwest began flowing electricity in the state of Ohio, which is in the Pennsylvania, Jersey, Maryland Power Pool (“PJM”) market in July 2019 but has not commenced serving customers in the state of Illinois.

During the year ended December 31, 2019, we added nine full-time employees to our workforce, and we anticipate these staffing additions will enable us to effectively expand our presence throughout the Texas market and in the Northeast United States (“U.S.”) market.

As of December 31, 2019, we had 90 full-time employees.

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

The Company’s revenue in the Midwest market is recorded based on the flow method of revenue recognition for electricity delivered through the end of the calendar month to retail customers’ meters and relies upon the settlement statements from PJM to determine the estimated revenue for a given month. Supply delivered to customers for the month, measured on a daily basis, provides the basis for revenues

Unbilled Revenue and Accounts Receivable

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

The Company began service in the PJM market during the third quarter of 2019.  In the PJM market, electricity services not billed by month end are accrued based upon estimated deliveries to customers as tracked and recorded by PJM multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the PJM market is performed by the local utility company.

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

Within the ISO New England market, the local utility companies in the state of Massachusetts purchase the Company’s billed receivables at a statutory published discounted rate without recourse, therefore, no allowance for doubtful accounts are recorded as of December 31, 2019.

Within the PJM market, the local utility companies in the state of Ohio purchases the Company’s billed receivables at a statutory published discounted rate without recourse, therefore, no allowance for doubtful accounts are recorded as of December 31, 2019.

Cost Recognition

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of goods sold (“COGS”) within the Texas market include electric power purchased and pass through charges from the transmission and distribution service providers (“TDSPs”) in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.   COGS within the Independent System Operator (“ISO”) for the New England market is comprised of wholesale costs based upon the wholesale power tariff rate for volumes purchased during the delivery month and scheduling fees.  Summer Midwest began flowing electricity within the PJM market in July 2019, and the COGS for the PJM market is comprised of wholesale costs based upon the wholesale power tariff for volumes purchased during the delivery month as well as scheduling fees.

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

Balancing/ancillary costs are based on the customer load and are determined by ERCOT, ISO New England and PJM through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing programs.

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

We assess whether previously unrecognized tax benefits may be recognized when the tax position is (i) more likely than not of being sustained based on its technical merits, (ii) effectively settled through examination, negotiation or litigation, or (iii) settled through actual expiration of the relevant tax statutes. Implementation of this requirement requires the exercise of significant judgment. Recognizing deferred tax assets will increase tax benefits and increase net income.

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

Results of Operations

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018

The success of our business and our profitability is impacted by a number of drivers with customer growth and weather conditions being at the forefront.

Customer Growth

Customer growth is a key driver of our operations as well as our ability to acquire customers organically, by acquisition or through customer attrition. Our organic sales strategies are designed to offer competitive pricing and price certainty to residential and commercial customers. We manage growth on a market-by-market basis by developing price curves in each of the markets we serve and comparing the market prices to the price offered by the local regulated utility. We then determine if there is an opportunity in a particular market based on our ability to create a competitive product on economic terms that provides customer value and satisfies our profitability objectives. We develop marketing campaigns using a combination of sales channels. Our marketing team continuously evaluates the effectiveness of each customer acquisition channel and makes adjustments in order to achieve desired targets.  Customer attrition occurs primarily as a result of: (i) customer-initiated switches; (ii) residential moves and (iii) disconnection resulting from customer payment defaults.  Our customer growth strategy includes growing organically through traditional sales channels complemented by customer portfolio and business acquisitions as well as our expansion into new markets.

For the year ended December 31, 2019 compared to 2018, the Company’s overall delivered volumes of electricity increased by 8.12% attributed primarily to the increase in the ERCOT market and the ERCOT pre-paid market.

In 2020, the Company’s growth strategy is to continue to focus on the expansion of the PJM market within the states of Ohio and Illinois and to continue to expand within the ERCOT pre-paid market. Management plans to continue to execute on its current sales and marketing program to solicit individual commercial and residential customers and to evaluate and acquire portfolios of commercial and residential customers where they make sense economically or strategically.

Weather Conditions

Weather conditions is a key driver to our success and weather directly influences the demand for electricity and affects the prices of energy commodities. We are particularly sensitive to this variability with our residential customers in which energy is highly sensitive to weather conditions that impart heating and cooling demand.   Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms.   Our risk management policies direct that we hedge substantially all of our forecasted demand, which is typically hedged to long-term weather patterns.  We also attempt to add additional contracts from time to time to protect us from volatility in markets where we have historically experienced higher exposure to extreme weather conditions.   Because we attempt to match commodity purchases to anticipated demand, unanticipated changes in weather patterns can have a significant impact on our operating results and cash flows from period to period.

During the summer of 2019, we experienced warmer than normal weather across many of our markets which increased demand for electricity from our customers.  Specifically, the summer months in the ERCOT market proved to be one of the hottest in recent years.  In anticipation of the increased demand, the Company positioned itself so that weather did not significantly impact the earnings and purchased additional power to mitigate the volatility risk observed in late August and early September of 2019.  For the years ended December 31, 2019 compared to 2018, the Company’s unit gross margin remained stable.

	For the Years Ended December 31,
	2019	2018	$$ Variance	Percentage Variance

Revenue	$166,315,793	$151,903,328	$14,412,465	9.49%

Cost of goods sold
Power purchases and balancing/ancillary	90,407,407	81,273,173	9,134,234
Transportation and distribution providers charge	62,276,104	57,054,879	5,221,225

Total cost of goods sold	152,683,511	138,328,052	14,355,459	10.38%

Gross Margin	$13,632,282	$13,575,276	$57,006	0.42%

In 2020, the Company anticipates unit gross margin to improve, and the Company is evaluating temperature contingent options to mitigate the impact of weather events on its earnings and manage its exposure.  Such instruments will be implanted if a suitable solution is determined.

Revenue – For the year ended December 31, 2019, the Company generated $166,315,793 in electricity revenue from commercial customers and various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers.  However, included within these revenues are revenues from contract cancellation fees, disconnection fees and late fees in the amount of $3,867,088.   Electricity revenues for the year ended December 31, 2018 were $151,903,328, including $3,320,374 from contract cancellation fees, disconnection fees and late fees.

	2019		2018		Variances
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	Change in Delivered Volume (Mwh)	Volume Percentage Change	Change in $$	$$ Percentage Change
Electricity Revenues from Contracts with Customers

ERCOT Market	1,749,285	$149,140,983	1,587,329	$133,379,103	161,956	10.20%	$15,761,880	11.82%
ERCOT Pre-Paid Market	50,802	5,993,295	41,775	4,829,172	9,027	21.61%	1,164,123	24.11%
Northeast Market	67,603	7,258,467	99,296	10,374,679	(31,693)	-31.92%	(3,116,212)	-30.04%
Midwest Market	1,102	55,960	-	-	1,102	100.00%	55,960	100.00%
Total	1,868,792	162,448,705	1,728,400	148,582,954	140,392	8.12%	13,865,751	9.33%

Other Revenues:
Fees Revenue		3,867,088		3,320,374			546,714	16.47%

Total Revenues:		$166,315,793		$151,903,328			$14,412,465	9.49%

Electricity revenues from contracts with customers for the year ended December 31, 2019 increased approximately 9% from the year ended December 31, 2018.   This increase was primarily due to an increase of 12% in electricity volumes delivered in the ERCOT market and 24% increase in the ERCOT pre-paid market.  Fee revenue increased by approximately 16% in 2019 from 2018.

Cost of Goods Sold and Gross Profit – For the year ended December 31, 2019, cost of goods sold and gross profit totaled $152,683,511 and $13,632,282, respectively.  Cost of goods sold and gross profit for the year ended December 31, 2018 totaled $138,328,052 and $13,575,276, respectively.

	For the Years Ended December 31,
	2019	2018	$$ Increase in Costs	Percentage Increase (Decrease)

Cost of Goods Sold
ERCOT Market	$144,577,770	$128,266,903	$16,310,867	12.72%
Northeast Market	8,041,836	10,050,628	(2,008,792)	-19.99%
Midwest Market	63,905	10,521	53,384	507.40%
	$152,683,511	$138,328,052	$14,355,459	10.38%

Total wholesale cost of power increased approximately 10% for the year ended December 31, 2019 from December 31, 2018.   The increase in costs is primarily due to the increased volumes delivered in 2019 compared to 2018 as well as the increase in the unit cost per MWh in the ERCOT market during the summer months.  Although the 2019 summer months in the ERCOT market proved to be one of the hottest in recent years, the Company had positioned itself so that the weather did not significantly impact the earnings   The Northeast market decreased by approximately 20% due to the compression of the customer base from 2019 compared to 2018.

Operating expenses – Operating expenses for the year ended December 31, 2019, totaled $22,441,190, consisting of general and administrative of $12,951,090, bank services fees of $1,359,506, collection fees/sales verification fees of $89,021, outside commissions’ expense of $5,012,685, professional fees of $1,050,849, bad debt reserve of $1,010,549 and $967,490 of billing fees.   Billing fees are primarily costs paid to a third-party Electronic Data Inter-Chain (“EDI”) providers to handle transactions between us, ERCOT and the TSDPs in order to produce customer bills.

Operating expenses for the year ended December 31, 2018, totaled $19,913,508, consisting of general and administrative of $11,309,711, bank services fees of $1,220,786, collection fees/sales verification fees of $77,293, outside commissions’ expense of $5,039,347, professional fees of $609,530, bad debt reserve of $1,121,396 and $535,445 of billing fees.

	For the year ended December 31,
	2019	2018	Variance	Percentage Change
General and administrative	$12,951,090	$11,309,711	$1,641,379	14.51%
Bank service fees	1,359,506	1,220,786	138,720	11.36%
Collection fees/sales verification fees	89,021	77,293	11,728	15.17%
Professional fees	1,050,849	609,530	441,319	72.40%
Outside commission expense	5,012,685	5,039,347	(26,662)	-0.53%
Bad debt reserve	1,010,549	1,121,396	(110,847)	-9.88%
Billing fees	967,490	535,445	432,045	80.69%
	$22,441,190	$19,913,508	$2,527,682	12.69%

Total operating expenses for the year ended December 31, 2019 compared to December 31, 2018 increased by approximately 13%.  This increase is primarily due to an increase of professional fees associated with entering new markets, increases in payroll costs with the net addition of nine full-time employees during 2019 and other variable costs associated with increased growth and increased general and administrative expenses.

Net Loss – Net loss for the years ended December 31, 2019 and 2018, totaled $(10,733,089) and $(7,753,870), respectively.  The 2019 net loss compared to the 2018 net loss relates primarily to higher cost of goods sold, especially during the summer months of 2019 as well as the increase of operating expenses related to growth into new markets.

Liquidity and Capital Resources

At December 31, 2019 and 2018, our cash totaled $814,360 and $451,995, respectively.  Our principal cash requirements for the year ended December 31, 2019 and 2018, were for operating expenses and cost of goods sold, including power purchases, employee cost, customer acquisition and capital expenditures. During the year ended December 31, 2019, the primary source of cash was from electricity revenues, $5,730,000 from capital raised pursuant to a private placement of our common stock, $2,938,000 from related party lending and $4,300,000 from outside loan proceeds.  In 2018, the primary source of cash was from electricity revenues, $3,637,500 from capital raised pursuant to a private placement of our common stock and from $9,456,006 in loan proceeds.

General – The Company’s increase in net cash flows during the year ended December 31, 2019 is attributable to $9,795,278 cash used in operating activities, $12,947 cash used in investing activities for the purchase of property and equipment, and net cash of $9,965,408 provided by financing activities primarily consisting of $5,730,000 received by the Company from the sale of our common stock through private placements.  During the year ended December 31, 2018, the Company’s increase in net cash flow was attributable to $10,377,919 cash used in operating activities $32,561 for the purchase of property and equipment, and net cash of $12,273,329 provided by financing activities primarily consisting of $3,637,500 received by the Company from the sale of our common stock through private placements.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business in the upcoming year ending December 31, 2020.  The anticipated source of funds is electricity revenues, lending and capital raised in the upcoming year ending December 31, 2020.

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

Related Party Transactions

On December 18, 2018, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank in the amount of $2,900,000.  On December 9, 2019, the single payment note was converted to a master revolving note, which is payable in full on demand from the Bank. The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

On January 7, 2019, the Company executed a promissory note in the amount of $473,000 to evidence an advance by Mr. O’Leary for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Mr. O’Leary.  As of December 31, 2019, the balance of the loan to Mr. O’Leary was $0 and the loan was paid in full.

On January 7, 2019, the Company executed a promissory note in the amount of $25,000 to evidence an advance by Messrs. O’Leary and Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Messrs. O’Leary and Leibman.  As of December 31, 2019, the balance of the loan to Messrs. O’Leary and Leibman was $0 and the loan was paid in full.

On November 8, 2019, the Company executed a promissory note in the amount of $850,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020.  As of December 31, 2019, the balance of the loan from Mr. Leibman was $850,000. On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020.   All other provisions of the original note remain in full force and effect.

On November 8, 2019, the Company executed a promissory note in the amount of $1,000,000 to evidence an advance by LaRose Holdings LLLP, an entity controlled by Al LaRose for purposes of short-term financing.  Mr. LaRose is a director of the Company.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020.  As of December 31, 2019, the balance of the loan from Mr. LaRose was $1,000,000. On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020.   All other provisions of the original note remain in full force and effect.

On December 18, 2019, the Company executed a promissory note in the amount of $590,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of March 18 2020. On December 20, 2019, the Company paid back in full the loan from Mr. Leibman.  As of December 31, 2019, the balance of the loan from Mr. Leibman was $0.

On December 20, 2019, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank in the amount of $2,100,000. The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

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

The base lease payments under the assumed lease are $13,203 per month and the lease payments were paid in full as of December 31, 2019 according to the schedule below.

Rent Period	Monthly Base Rent
09/01/2014 – 08/31/2015	$11,182
09/01/2015 – 08/31/2016	$11,451
09/01/2016 – 10/31/2016	$-
11/01/2016 – 10/31/2017	$12,665
11/01/2017 – 10/31/2018	$12,934
11/01/2018 – 10/31/2019	$13,203

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an assessment of the effectiveness, as of December 31, 2019, of our internal control over financial reporting, based on the 2013 framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on their assessment under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

ITEM 9B.OTHER INFORMATION

Short-term Loans

On January 15, 2020, the Company executed a promissory note in the amount of $600,000 to evidence an advance by Neil Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of April 14, 2020.  Mr. Leibman is an officer and director of the Company.

On December 18, 2019, the Company executed a promissory note in the amount of $590,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of March 18 2020. On December 20, 2019, the Company paid back in full the loan from Mr. Leibman.  As of December 31, 2019, the balance of the loan from Mr. Leibman was $0.

On November 8, 2019, the Company executed a promissory note in the amount of $850,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020.  As of December 31, 2019, the balance of the loan from Mr. Leibman was $850,000. On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020.   All other provisions of the original note remain in full force and effect.

On November 8, 2019, the Company executed a promissory note in the amount of $1,000,000 to evidence an advance by LaRose Holdings LLLP, an entity controlled by Al LaRose for purposes of short-term financing.  Mr. LaRose is a director of the Company.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020.  As of December 31, 2019, the balance of the loan from Mr. LaRose was $1,000,000. On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020.   All other provisions of the original note remain in full force and effect.

Guarantees

On December 20, 2019, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) guaranteed a single payment note with Comerica Bank in the amount of $2,100,000. The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

Departure of Officer; Appointment of Officer.

On March 27, 2020, the Company’s Board of Directors appointed Neil M. Leibman, 60, the current Chief Executive Officer of the Company, to serve as the President of the Company, thus replacing the current President, Angela Hanley, effective April 1, 2020, in connection with her departure from the Company effective April 1, 2020.  Mr. Leibman will serve as President and Chief Executive Officer.

Mr. Leibman has been a member of the Company’s Board of Directors since January 2013.  Mr. Leibman is the Company’s Chief Executive Officer and has served in such capacity since January 2013.  From January 2013 through February 2014, Mr. Leibman served as the Company’s President and Chief Executive Officer.  Since 2006, Mr. Leibman has been Chairman and CEO of Aspen Pipeline, LP, a company which develops and operates midstream pipeline projects, primarily in Texas.  Since 2006, Mr. Leibman has also been an officer of Horizon Power and Light, LLC, a retail electric provider in the northeastern United States.  Mr. Leibman served, from 2001-2005, as Chairman and CEO of Gexa Energy Corp., a pioneer in the Texas retail electricity marketplace, where he helped grow the company from a start-up to an established firm with revenues of $500 million, and also oversaw the sale of that company to FPL Group, Inc. (NYSE: FPL) in June 2005. Prior to his time at Gexa, Mr. Leibman was an entrepreneur and corporate attorney, investing in and advising a variety of companies.  Mr. Leibman currently serves on the board of the Texas Rangers, the Texas Rangers Foundation, Tumbleweed Resources, LLC and the St. Francis Episcopal Day School.  Mr. Leibman has previously served as a director of both private and public companies, as well as a director of various charitable organizations.  Mr. Leibman received a BA from Emory University and a Masters of Business Administration and Juris Doctorate, with honors, from the State University of New York, Buffalo

There are no arrangements or understandings between Mr. Leibman and any other persons pursuant to which he was appointed as President. There are also no family relationships between Mr. Leibman and any of our directors or executive officers and he has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K, other than as set forth in this Annual Report on Form 10-K and in the other SEC filings of the Company.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to our executive officers and directors appearing in our Definitive Proxy Statement which is expected to be filed with the SEC on or prior to April 29, 2020 in connection with the 2020 Annual Meeting of Stockholders (“Proxy Statement”) is hereby incorporated by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Summer Energy Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Summer Energy Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 27, 2020

SUMMER ENERGY HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$814,360	$451,995
Restricted cash	3,197,708	3,402,890
Accounts receivable, net	41,847,949	34,270,548
Prepaid and other current assets	3,612,607	4,014,194
Total current assets	49,472,624	42,139,627

Property and equipment, net	58,418	82,209

Deferred financing cost, net	3,125	9,375

Operating lease right-of-use assets, net	979,185	-

Intangible asset, net	984,420	2,165,724

Total assets	$51,497,772	$44,396,935

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,496,461	$3,208,088
Accrued wholesale power purchased	17,538,120	12,202,099
Accrued transportation and distribution charges	5,320,851	4,151,678
Accrued expenses	4,809,533	4,636,911
Related party loans	1,850,000	-
Current-portion operating lease obligation	144,902	-
Current-portion of obligations	5,038,397	-
Total current liabilities	36,198,264	24,198,776

Long-term liabilities:
Long-term obligations, net of current portion	10,265,289	11,956,006

Total liabilities	46,463,553	36,154,782

Commitments and contingencies

Stockholders’ equity
Common stock - $.001 par value, 100,000,000 shares authorized,
31,532,486 and 27,480,833 shares issued and outstanding at
December 31, 2019 and 2018, respectively	31,531	27,480
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	30,879,055	23,357,951
Accumulated deficit	(25,824,367)	(15,091,278)
Total stockholders’ equity	5,034,219	8,242,153

Total liabilities and stockholders’ equity	$51,497,772	$44,396,935

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018

Revenue	$166,315,793	$151,903,328

Cost of goods sold
Power purchases and balancing/ancillary	90,407,407	81,273,173
Transportation and distribution providers charge	62,276,104	57,054,879

Total cost of goods sold	152,683,511	138,328,052

Gross profit	13,632,282	13,575,276

Operating expenses	22,441,190	19,913,508

Operating loss	(8,808,908)	(6,338,232)

Other expense
Financing costs	(6,250)	(48,097)
Interest expense, net	(1,842,983)	(1,272,009)
Total other expense	(1,849,233)	(1,320,106)

Net loss before income tax	(10,658,141)	(7,658,338)

Income tax expense	74,948	95,532

Net loss	$(10,733,089)	$(7,753,870)

Net loss per common share:
Basic	$(0.35)	$(0.29)
Dilutive	$(0.35)	$(0.29)
Weighted average number of shares
Basic	30,832,119	26,727,477
Dilutive	30,832,119	26,727,477

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended December 31, 2019 and 2018

Additional paid in
Common Stock		Subscription		Accumulated
Shares	Amount	Receivable	capital	Deficit	Total

Balance at December 31, 2017	25,055,833	$25,055	$(52,000)	$18,891,252	$(7,337,408)	$11,526,899

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	206,748	-	206,748

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	624,876	-	624,876

Issuance of common stock associated with a private placement offering	2,425,000	2,425	-	3,635,075	-	3,637,500

Net loss	-	-	-	-	(7,753,870)	(7,753,870)

Balance at December 31, 2018	27,480,833	$27,480	$(52,000)	$23,357,951	$(15,091,278)	$8,242,153

Issuance of warrants	-	-	-	248,682	-	248,682

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	157,645	-	157,645

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	1,009,303	-	1,009,303

Vesting of stock options and restricted shares outside of stock option and award plans	-	-	-	191,126	-	191,126

Issuance of common stock as interest payment for personal guaranty	125,600	125	-	188,274	-	188,399

Issuance of common stock associated with a private placement offering	3,820,000	3,820	-	5,726,180	-	5,730,000

Issuance of common stock associated with the cashless exercise of warrants	106,053	106	-	(106)	-	-

Net loss	-	-	-	-	(10,733,089)	(10,733,089)

Balance at December 31, 2019	31,532,486	$31,531	$(52,000)	$30,879,055	$(25,824,367)	$5,034,219

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

	For the Years Ended
	2019	2018
Cash Flows from Operating Activities
Net loss	$(10,733,089)	$(7,753,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash deferred financing costs	6,250	48,097
Broker warrant compensation expense	104,951	-
Consulting warrant compensation expense	143,731	-
Stock compensation expense	1,358,074	831,624
Interest payment in common stock for personal guaranty	188,399	-
Depreciation of property and equipment	36,738	106,718
Non-cash lease costs	286,378	-
Amortization of intangible asset	1,181,304	1,181,304
Bad debt expense	1,010,549	1,121,396
Changes in operating assets and liabilities:
Accounts receivable	(8,587,950)	(8,261,108)
Prepaid and other current assets	529,576	(3,098,832)
Accounts payable	(1,711,627)	2,602,970
Accrued wholesale power purchased	5,336,021	3,257,824
Accrued transportation and distribution charges	1,169,173	(1,790,779)
Accrued expenses and other	(113,756)	1,376,737
Net cash used in operating activities	(9,795,278)	(10,377,919)

Cash Flows from Investing Activities
Purchase of property and equipment	(12,947)	(32,561)
Net cash used in investing activities	(12,947)	(32,561)

Cash Flows from Financing Activities
Advances from Blue Water Capital Funding, LLC	-	2,420,000
Advances from wholesale provider	963,000	4,136,006
Payments to wholesale provider	(588,000)	-
Proceeds from Comerica Bank notes	4,300,000	2,900,000
Payments on Comerica Bank note	(2,200,000)	-
Payments on financing of directors and officer's insurance policy	(89,592)	-
Payment on master revolver note	-	(40,000)
Deferred financing costs	-	(12,500)
Proceeds from related party loans	2,938,000	-
Repayment of related party loans	(1,088,000)	(767,677)
Proceeds from issuance of common shares in a private placement, net of fees	5,730,000	3,637,500
Net cash provided by financing activities	9,965,408	12,273,329

Net Increase in Cash and Restricted Cash	157,183	1,862,849

Cash and Restricted Cash at Beginning of Period	3,854,885	1,992,036

Cash and Restricted Cash at End of Period	$4,012,068	$3,854,885

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$95,500	$128,500
Interest paid in cash	$1,416,039	$1,285,321

Non-Cash Investing and Financing Activities
Operating lease right of use assumed through operating lease obligation	$1,265,563	$-
Cashless exercise of warrant for 106,053 shares of common stock	$106	$-
Financing of directors and officer insurance policy	$127,989	$-

See accompanying notes to the consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

Summer Midwest (formerly Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio.   The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015.   On May 2, 2019, the Illinois Commerce Commission approved Summer Midwest as a Retail Electric Service Provider in the state of Illinois. Summer Midwest began serving customers in Ohio in July 2019.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Uses and Sources of Liquidity

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements.

For the years ended December 31, 2019 and 2018, the Company incurred a net loss of $10.7 million and $7.8 million, respectively, and used cash in continuing operations of $9.8 million and $10.4 million, respectively. The Company’s operations have been financed principally from electricity revenues and from capital raised under private placement offerings during the years ended December 31, 2019 and 2018 totaling $5.7 million and $3.6 million, respectively. The Company’s primary sources of liquidity are cash generated from operations, borrowings under credit facility agreements as well as capital raises.  The Company’s liquidity requirements are to finance current operations, meet financial commitments, fund organic growth and/or acquisitions, and service debt.  The liquidity requirements fluctuate with the level of customer acquisition costs, collateral posting requirements, the effects of the timing between the settlement of payables and receivables, including the effect of weather conditions, and our general working capital needs for ongoing operations.  Estimating liquidity requirements is highly dependent on then-current market conditions, including weather events, forward prices for natural gas and electricity, market volatility and our then existing capital structure and requirements.

The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets as well as outside lending. In March 2020, the Company secured additional financing for a revolving loan in the amount of $10,000,000 with a maturity date of March 2023. In addition, commitments for additional lending up to $2,000,000 may be provided by members of the Board of Directors of the Company, if necessary. Management has concluded that its existing capital resources and availability, proceeds from a 2020 offering and outside lending will be sufficient to fund operations through the second quarter of 2021.

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

Balancing/ancillary costs are based on the customer load and are determined by the Electric Reliability Council of Texas (“ERCOT”), ISO New England and PJM through a multiple step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing programs.

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

At December 31, 2019, the weighted-average number of dilutive shares equivalents of 815,197 were excluded because their inclusion would have been anti-dilutive.  In 2018, the weighted-average number of dilutive share equivalents were 1,209,388 and were excluded as their inclusion would have been anti-dilutive.

Stock-Based Compensation

Stock-based awards granted to employees are measured at the grant date based on the fair value of the award and recognized as expense over the requisite service or performance period, which is the vesting period.

Stock options and warrants issued to consultants and other non-employees as compensation for services to be provided to us are accounted for based upon the fair value of the services provided or the estimated fair value of the option or warrant, whichever can be more clearly determined. We currently use the Black-Scholes option-pricing model to determine the fair value of stock options.  The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables.  These variables include our expected stock price volatility over the term of the awards, the expected term of the award, the risk-free interest rate and any expected dividends. Compensation cost associated with grants of restricted stock units are also measured at fair value. We evaluate the assumptions used to value restricted stock units on a quarterly basis. When factors change, including the market price of the stock, share-based compensation expense may differ significantly from what has been recorded in the past. The Company estimates forfeitures at the date of grant and revises the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Advertising Costs

The Company expenses advertising costs as incurred and such costs are included in the operating expenses on the consolidated statements of operations.   For the years ended December 31, 2019 and 2018, advertising costs were $281,989 and $241,131, respectively.

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

Warrants

The Company’s common stock warrants are measured at fair value using the Black-Scholes valuation model, which takes into account, as of the measurement date, factors including the current exercise price, the term of the instrument, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the item.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash in demand deposit accounts or “noninterest-bearing transaction accounts” which, at times, may exceed federally insured limits. The Company’s management periodically assesses the financial stability of these banks. The Company has not experienced any losses on such accounts.

Intangibles or Long-lived assets

The Company periodically evaluates the carrying value of definite-lived intangibles when events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of its use of acquired assets or its overall business strategy, and significant industry or economic trends.

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

If the Company’s revenues or other estimated operating results are not achieved at or above our forecasted level, and the Company is unable to recover such costs through price increases, the carrying value of certain of the Company’s assets may prove to be unrecoverable and we may incur impairment charges of definitive-live intangible assets. The Company recorded no impairment loss for definite-lived intangible assets during the years ended December 31, 2019 or 2018.

The Company amortizes definite-lived intangible assets on a straight-line basis over their useful lives. The Company’s capitalized intangible asset for customer relationships in the amount of $3,543,912 is amortized over the three-year life of various customer contracts acquired in the Summer Energy Northeast, LLC acquisition on November 1, 2017. Amortization of the capitalized customer relationships for the years ended December 31, 2019 and 2018 was $1,181,304 and $1,181,304, respectively.  The unamortized amount of capitalized customer relationships as of December 31, 2019 and 2018 was $984,420 and $2,165,724, respectively.

Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no such investments at December 31, 2019 or 2018.

Restricted cash represents funds held in escrow for customer deposits, funds held in a controlled account by the wholesale provider (See Note 11) and funds securing irrevocable stand-by letters of credit.

	December 31, 2019	December 31, 2018
Cash	$814,360	$451,995
Restricted cash:
Escrow for customer deposits	511,461	510,012
Funds controlled by wholesale provider	1,936,247	1,527,578
Funds securing letters of credit	750,000	1,365,300
Total restricted cash	3,197,708	3,402,890

Total cash and restricted cash	$4,012,068	$3,854,885

Accounts Receivable and Unbilled Revenue

Accounts receivable are comprised of trade receivables and unbilled receivables (accrued revenue).  Customers are billed monthly in cycles having billing dates that do not generally coincide with the end of a calendar month.  This results in customers having received electricity that they have not been billed for as of month end.  Therefore, at the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the following estimated useful lives:

Estimated Lives
Computer software	3 years
Computer hardware	3 years
Furniture and fixtures	5 years
Leasehold improvements	5 years
Website	3 years

Expenditures for additions, major renewals and betterments are capitalized, and expenditures for maintenance and repairs are charged against income as incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Deferred Financing Costs

The Company’s deferred financing costs in the amount of $179,887 was amortized over the two-year life of the financing from Blue Water Capital Funding LLC ended on June 27, 2018.  The Company entered into an Amendment to Loan Documents Agreement with Blue Water Capital Funding, LLC on June 27, 2018 and capitalized $12,500 of deferred financing costs to be amortized over the two-year life of the amended loan (See Note 8).   Amortization of deferred financing costs for the years ended December 31, 2019 and 2018 were $6,250 and $48,097, respectively.  The unamortized amount of deferred financing costs as of December 31, 2019 and 2018 were $3,125 and $9,375, respectively.

Derivative Instruments

The Company’s business operations require entering into physically-settled commodity contracts that meets the definition of a derivative. The Company has elected “normal purchases and normal sales” exception, which is a term specific to ASC 815-10-15-22. When the contract satisfies certain criteria, including a requirement that physical delivery of the underlying commodity is probable and is expected to be used in normal course of business. Retail revenues and retail cost of revenues resulting from deliveries of commodities under normal purchase contracts and normal sales contracts are included in earnings at the time of contract settlement.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. None of these instruments are held for trading purposes.

The recorded value of short-term and long-term debt approximates the fair value as the interest rate approximates market interest rates.

Recent Pronouncements

Accounting Pronouncements Issued But Not Yet Effective

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, which reduces the complexity of FASB ASC Topic 740, “Income Taxes” as part of the FASB’s Simplification Initiative.  The amendments in this guidance simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740.  The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance.  This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and should be applied on either a retrospective basis for all periods presented or a modified retrospective basis.   Management is still assessing the impact this might have on the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

Accounting Pronouncement Issued and Recently Adopted

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as of January 1, 2019, using the modified retrospective approach.  The modified retrospective approach provides a method for recording existing leases at the application date.  In addition, the Company elected the available practical expedients permitted under the transaction guidance within the new standard.  The most significant impact from the adoption of the new standard was the recognition of operating lease right-of-use assets and operating lease liabilities.  Adoption of the new standard resulted in the recording of assets and liabilities of $1,265,562 as of January 1, 2019.  The standard did not materially impact the consolidated results of operations and had no impact on cash flows.

NOTE 3 - INCOME TAXES

The components of income tax expense from continuing operations for the years ended December 31, 2019 and 2018 are as follows:

	Current	Deferred	Total
2019
U.S. Federal	$-	$-	$-
States and Local	74,948	-	74,948
Total	$74,948	$-	$74,948

2018
U.S. Federal	$-	$-	$-
States and Local	95,110	-	95,110
Total	$95,110	$-	$95,110

Actual income tax expense for the years ended December 31, 2019 and 2018 is reconciled from the amount computed by applying the U.S. federal income tax rate of 21% to income before income taxes as follows:

	2019	2018
Expected tax benefit	$(2,238,210)	$(1,623,190)
Reconciling items:
Permanent Differences/Discrete Items	252,308	131,100
Change in Valuation Allowance	2,060,850	1,587,200
Change in Tax Rate	-	-
Total tax expense	$74,948	$95,110

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are presented below:

	2019	2018
Deferred tax assets:
Net operating loss carryforward - Federal	$2,916,740	$1,748,600
Federal Minimum Tax	37,860	73,750
Reserve for uncollectible receivables	248,550	172,500
Amortization of intangible asset	434,430	236,600
Disallowed Business Interest Expense	639,220	277,150
Donations	3,700	1,500
Accrued expenses	685,000	398,000
Total gross deferred tax assets	4,965,500	2,908,100
Valuation allowance	(4,969,150)	(2,908,300)
Net deferred tax assets	(3,650)	(200)

Deferred tax liabilities:
Depreciation of plant and equipment	3,650	200
Net deferred tax liabilities	3,650	200

Net deferred tax assets	$-	$-

There was a valuation allowance of $4,969,150 and $2,908,300 as of December 31, 2019 and 2018, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and the scheduled reversal of deferred tax liabilities, management does not believe it is more likely than not the Company will realize the full benefits of these deductible differences at December 31, 2019.

Federal net operating loss carryforwards is $13,889,200 as of December 31, 2019 of which $3,181,900 expires at different dates through the year 2038 and $10,707,300 is carried forward indefinitely. Due to a Section 382 limitation, some of the net operating loss will be limited each year until 2032.

There is no provision for material uncertain tax positions for the Company as of December 31, 2019.

As of December 31, 2019, with few exceptions, the Company is no longer subject to U.S. Federal income tax examinations by tax authorities for years before 2016 and for state for years before 2015.

NOTE 4 – REVENUE

The table below represents the Company’s reportable revenues for the years ended December 31, 2019 and 2018 from customers, net of respective provisions for refund:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Electricity Revenues from Contracts with Customers
ERCOT Market	$149,140,983	$133,379,103
ERCOT Pre-paid Market	5,993,295	4,829,172
ISO New England Market	7,258,467	10,374,679
PJM Market	55,960	-
Total Electricity Revenues from Contracts with Customers	162,448,705	148,582,954
Other Revenues:
Fees Revenue	3,867,088	3,320,374

Total Revenues:	$166,315,793	$151,903,328

Presented in the following table are the components of accounts receivable and accrued revenue:

	December 31, 2019	December 31, 2018
Accounts receivable from customers
ERCOT Market	$9,041,871	$7,729,016
ISO New England Market	257,942	544,454
PJM Market	11,244	-
Total accounts receivable from customers	9,311,057	8,273,470

Accrued revenue from customers
ERCOT Market	32,916,970	25,811,607
ISO New England Market	788,395	1,006,895
PJM Market	15,088	-
Total accrued revenue with customers	33,720,453	26,818,502

Allowance for doubtful accounts	(1,183,561)	(821,424)

Total accounts receivable and accrued revenue	$41,847,949	$34,270,548

The Company recognizes revenue from the sale of electricity to consumers and is recognized upon the performance obligation to deliver electricity to the customer’s meter.  This method of revenue recognition is commonly referred to as the flow method. The Company’s customer base consists of a mix of residential and commercial customers in the ERCOT, ISO New England and PJM markets.  Also, the Company recognizes revenues from contract cancellation fees, disconnection fees and late fees.

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

Accounts Receivable and Unbilled Revenue

In the Texas market, electricity revenues not billed by month end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing.  Unbilled accounts in the Texas market as of December 31, 2019 and December 31, 2018 were estimated at $32,916,970 and $25,811,607, respectively.

In the ISO New England market, electricity services not billed by month end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of December 31, 2019 and December 31, 2018 were estimated at $788,395 and $1,006,895, respectively.

The Company began service in the PJM market during the third quarter of 2019.  In the PJM market, electricity services not billed by month end are accrued based upon estimated deliveries to customers as tracked and recorded by PJM multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the PJM market is performed by the local utility company. Unbilled accounts in the PJM market as of December 31, 2019 and December 31, 2018 were estimated at $15,088 and $0, respectively.

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

Management has determined that the allowance for doubtful accounts as of December 31, 2019 and December 31, 2018 is $1,183,561 and $821,424, respectively. The allowance for doubtful accounts, bad debt expense, write-offs and recoveries were as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Beginning of year	$821,424	$1,176,958
Bad debt expense	1,010,549	1,121,396
Net write offs/recoveries	(648,412)	(1,476,930)
End of year	$1,183,561	$821,424

Within the ISO New England market and the PJM market, the local utility companies within the state of operation purchase the Company’s billed receivables at a statutory published discounted rate without recourse; therefore, no allowance for doubtful accounts is recorded as of December 31, 2019 or December 31, 2018 for each of these markets.

NOTE 5 - LETTERS OF CREDIT AND CASH DEPOSITS

As of December 31, 2019, Summer LLC had no outstanding secured irrevocable stand-by letters of credit, and as of December 31, 2018, Summer LLC had five secured irrevocable stand-by letters of credit totaling $565,300 with a financial institution for the benefit of the TDSP’s that provide transition services to the Company.  During the calendar year 2019, the five secured irrevocable stand-by letters of credit were cancelled and replaced with cash deposits.  As of December 31, 2019 and 2018, the cash deposits held by various local utilities in the ERCOT market totaled at $1,004,059 and $1,181,480, respectively.

As of December 31, 2019 and 2018, Summer Northeast had two secured irrevocable stand-by letters of credit totaling $750,000 with a financial institution.  The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2020 with automatic extension provisions and the State of New Hampshire Public Utilities Committee in the amount of $500,000 expiring on May 1, 2020.  As of December 31, 2019 and 2018, Summer Northeast had cash collateral posted with ISO New England in the amount of $1,387,181 and $1,355,108, respectively.

As of December 31, 2019, Summer Midwest had no secured irrevocable stand-by letters of credit outstanding, and as of December 31, 2018, Summer Midwest had one irrevocable stand-by letter of credit in the amount of $50,000 for the benefit of Duke Energy Ohio, Inc.   During the calendar year 2019, the letter of credit was cancelled and replaced with a $50,000 cash deposit to Duke Energy Ohio, Inc.  As of December 31, 2019 and 2018, Summer Midwest had cash collateral held by various local utilities in the PJM market totaling $713,000 and $0, respectively.

As of December 31, 2019, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 6 - SURETY BONDS

As of December 31, 2019, Summer Midwest had a surety bond in the amount of $500,000 issued to the Illinois Commerce Commission and a surety bond in the amount of $250,000 issued to the Pennsylvania Public Utility Commission.  At December 31, 2019, cash in the amount of $300,000 was held by the surety bond company to secure the two bonds.

There were no surety bonds outstanding as of December 31, 2018.

NOTE 7 - FINANCING FROM FIRST INSURANCE FUNDING

In May 2019, the Company entered into a finance agreement with First Insurance Funding to finance the Company’s director’s and officer’s insurance policy premium for the period of May 1, 2019 through May 1, 2020.  The amount for the premiums, taxes and fees totaled $150,575.  A cash down payment in the amount of $22,586 was made by the Company in May 2019 leaving a remaining balance of $127,989 to be paid in 10 installments from June 1, 2019 through March 1, 2020.  The annual percentage interest rate of the financing is 6.45%.

At December 31, 2019, the outstanding balance was $38,397 and the accrued interest was $3,185.

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

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points.   As of December 31, 2019 and 2018, the interest rate was 9.5% and 10.25%, respectively.  The amount of credit available pursuant to the Agreement, as amended by the Amendment, continues to be $5,000,000.  The Note continues to include a minimum monthly financing fee of $22,500 per month.  Interest is payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Agreement remains in effect, and the Company reaffirmed its obligations under the Guaranty.

Further, under the Agreement, Summer LLC is subject to certain restrictive covenants that, among other things, may limit our ability to obtain additional financing. These restrictive covenants include, without limitation, restrictions on Summer LLC’s ability to: (i) incur additional indebtedness; (ii) incur liens; (iii) make certain dispositions of assets; (iv) merge, dissolve, consolidate or sell all or substantially all of its assets; and (v) enter into certain transactions with affiliates during the term of the Agreement.  If Summer LLC breaches any of these restrictive covenants or is unable to pay the indebtedness under the Agreement when due, this could result in a default under the Agreement. In such event, the Lender may elect (after the expiration of any applicable notice or grace periods) to declare all outstanding borrowings, together with accrued and unpaid interest and other amounts payable under the Agreement, to be immediately due and payable.  As of December 31, 2019, Summer LLC was in compliance with the covenants of the Agreement.

At December 31, 2019 and 2018, the outstanding balance of financing from Blue Water Capital was $4,920,000.

Interest accrued during the years ended December 31, 2019 and 2018 was as follows:

	For the Years Ended December 31,
	2019	2018
Blue Water Capital interest expense	$500,404	$459,068

NOTE 9 – COMERICA BANK MASTER REVOLVING NOTE

On December 18, 2018, the Company signed a single payment note (the “Note”) with Comerica Bank (the “Bank”) in the amount of $2,900,000.   The Note has a maturity date of June 11, 2020, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for

any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time.   “Applicable Rate” means 0.25% per annum. As of December 31, 2018, the interest rate was 5.75%. Accrued and unpaid interest on the unpaid principal balance outstanding on the Note shall be payable monthly on the first day of each month, commencing on February 1, 2019.

On December 9, 2019, the Note was converted from a single payment note to a master revolving note (the “Revolver Note”), which is payable in full on demand from the Bank.  The Revolver note provides for advances, repayments and re-advances from time to time.  Interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time.   “Applicable Rate” means 0.25% per annum. As of December 31, 2019, the interest rate was 5%.   Unless sooner demanded, accrued and unpaid interest on the unpaid principal balance of each outstanding advance shall be payable monthly, in arrears on the first business day of each month, from the date made until the same is paid in full.

Guaranty of the Revolver Note has been made by four members of the Company’s board of directors (“Guarantors”).  The Company agreed to issue the four Guarantors shares of the Company’s common stock on a monthly basis depending on the outstanding balance due and owing under the Revolver Note for agreeing to act as a Guarantor.

As of December 31, 2019 and 2018, the outstanding balance of financing on the Comerica Revolver Note was $2,900,000.  Interest expense accrued as follows:

	For the Years Ended December 31,
	2019	2018
Comerica Revolver Note interest expense	$77,715	$6,001

NOTE 10 – COMERICA BANK SINGLE PAYMENT NOTE

On December 20, 2019, the Company signed a Single Payment Note (the “Single Note”) with Comerica Bank in the amount of $2,100,000.  The Note has a maturity date of June 20, 2020, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Referenced Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 0.25% per annum.  As of December 31, 2019, the interest rate was 5%.  Accrued and unpaid interest on the unpaid principal balance outstanding on the Note shall be payable monthly on the twentieth day of each month, commencing on January 20, 2020.

Guaranty of the Single Note has been made by four members of the Company’s board of directors (“Guarantors”).  The Company agreed to issue the four Guarantors shares of the Company’s common stock on a monthly basis depending on the outstanding balance due and owing under the Note for agreeing to act as a Guarantor of the Single Note.

As of December 31, 2019 and 2018, the outstanding balance of financing on the Comerica Single Note was $2,100,000 and $0, respectively.   Interest expense accrued as follows:

	For the Years Ended December 31,
	2019	2018
Comerica Single Note interest expense	$3,500	$-

NOTE 11 - WHOLESALE POWER PURCHASE AGREEMENT WITH EDF

On May 1, 2018, Summer Energy Holdings, Inc. (for purposes of this Note, “SEH”), together with its subsidiaries Summer LLC and Summer Northeast closed a transaction with EDF Energy Services, LLC and EDF Trading North America, LLC (collectively, “EDF”).  As part of the transaction, Summer LLC, Summer Northeast and EDF entered into an Energy Services Agreement (the “Energy Services Agreement”) pursuant to which Summer LLC and Summer Northeast agreed to purchase their electric power and associated services requirements from EDF, and EDF agreed to provide Summer LLC and Summer Northeast with certain credit facilities to assist Summer LLC and Summer Northeast in the purchase of their electric power and associated service requirements (such transaction with EDF, the “Original Transaction”).  The terms of the Energy Services Agreement are governed by the ISDA Master Agreement, as well as a Schedule and Power Annex thereto and the Credit Support Annex thereto.

In conjunction therewith, the Company and EDF also entered into a Security Agreement (the “Security Agreement”), a Pledge Agreement (the “Pledge Agreement”) and a Guaranty (the “Guaranty”) in favor of EDF.  The Energy Services Agreement has a term of three years, and automatically renews for successive one-year periods unless either party provides written notice of termination 180 days prior to the renewal date. In addition to the market-based commodity price charged by EDF for each underlying commodity transaction, the Company will pay a “Commodity Fee” for each megawatt hour (“MWh”) of power that the Company requests for delivery from EDF during the term of the Energy Services Agreement.  In addition, the Company is responsible for other mutually-agreed-upon fees incurred by EDF on its behalf.  The Company is also responsible for any reasonable transmission or transportation costs incurred in connection with power transactions.  Monthly supply obligations will accrue interest at a rate equal to three-month LIBOR plus 6% per annum.  Any additional credit support will bear interest at the per annum rate equal to the lesser of (i) a rate per annum equal to three-month LIBOR rate plus 3% per annum, and (ii) the maximum rate of interest permitted by applicable law.

In consideration of the services and credit support provided by EDF to Summer LLC and Summer Northeast, and pursuant to the Security Agreement, Summer LLC and Summer Northeast agreed to, among other things (i) grant a priority security interest to EDF in all of their assets, equipment and inventory; (ii) require their customers to remit monthly payments into a lockbox account over which EDF has a security interest; and (iii) deliver monthly and annual forecasted and audited financial statements to EDF.

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

On July 18, 2019, the Company repaid EDF for credit support in the amount of $588,000 related to the decreased TDSP collateral requirements of the local utility company.  As of December 31, 2019 and 2018, EDF had provided additional credit support in the amount of $4,511,006 and $4,136,006, respectively, for cash collateral as well as to secure letters of credit (See Note 5) and surety bonds (See Note 6) for the benefit of the Company.

For the years ended December 31, 2019 and 2018, the Company expensed interest to EDF as follows:

	For the Years Ended December 31,
	2019	2018
EDF interest expense	$1,128,231	$575,733

NOTE 12 - WHOLESALE POWER PURCHASE AGREEMENT SUMMER LLC WITH DTE

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

Pursuant to the Credit Agreement, among other things DTE agreed to (i) provide a guaranty (a “Credit Guaranty”) to ERCOT for the benefit of Summer LLC, and (ii) provide commodity loans for the purchase of electricity (“Commodity Loans”).  Each Commodity Loan and any Credit Guaranty bore interest on the outstanding principal amount thereof, from the date such Commodity Loan or Credit Guaranty was issued until it became due or revoked, respectively, at a rate per annum equal to the Prime Rate (as reported by the Wall Street Journal) plus two percent.  Summer LLC covenanted not to, among other things, (i) merge or consolidate with any other person, (ii) acquire all or substantially all of the capital stock or property of another person, (iii) create, assume or suffer to exist any lien on any property now owned or hereafter acquired by Summer LLC except for permitted liens (as set forth in the Credit Agreement) or (iv) become liable for any indebtedness (other than permitted indebtedness, as set forth in the Credit Agreement).

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

The Energy Marketing Agreement between Summer LLC and DTE was terminated on April 30, 2018.

For the years ended December 31, 2019 and 2018, interest accrued to DTE was as follows:

	For the Years Ended December 31,
	2019	2018
DTE interest expense	$-	$144,192

NOTE 13 – LEASE LIABILITIES, COMMITMENTS AND CONTINGENCIES

Office Space

The Company leases office space and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the term of the lease. For leases beginning in 2019 and later, the Company accounts for lease components separately from the non-lease components.  Most leases include one or more options to renew. The exercise of the lease renewal options is at the sole discretion of the Company. Certain leases also include options to purchase the leased property. The depreciable life of the assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

Summer LLC assumed an operating lease for office space on November 1, 2011 at 800 Bering Drive, Suite 260, Houston, Texas, under a non-cancellable lease obligation that expired on August 31, 2016. The Sixth Amendment to the office space lease extended the obligation to October 31, 2019.

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation that will expire on February 28, 2020.  On September 1, 2018, PDS subleased 800 Bering Drive, Suite 250, Houston, Texas to an outside party, and Summer Northeast receives a monthly credit in the amount of $1,698 until the end of the lease obligation on February 28, 2020.  The monthly base rent is $3,727 for the period of November 1, 2017 to February 2018 and $3,904 until August 31, 2018.  Beginning on September 1, 2018 through the termination of the lease on

February 28, 2020, the monthly rent, net of credit, is $2,255.

As of December 31, 2019, the operating lease right-of-use assets and operating lease liabilities were $979,185, respectively. The long-term portion of the operating lease liabilities, $834,283, is included in long-term obligations.

As of December 31, 2019, the weighted-average remaining lease term for operating leases was 5.9 years. As of December 31, 2019, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of December 31, 2019 are summarized as follows:

Operating Leases
2020	$204,156
2021	199,494
2022	199,494
2023	197,294
2024	190,694
Thereafter	190,693
Total future minimum lease payments	1,181,825
Less amounts representing interest	(202,640)
Present value of lease liability	$979,185

Current-portion operating lease liability	(144,902)

Long-term portion operating lease liability	$834,283

Lease expense for the office space for years ended December 31, 2019 and 2018 totaled $732,000 and $626,980, respectively, and was included in operating expenses on the consolidated statements of operations.

Significant Customers

For the years ended December 31, 2019 and 2018, the Company did not have any significant customers that individually accounted for more than 10% of our consolidated retail revenue.

Significant Suppliers

The Company had contractual commitments as of December 31, 2019 and 2018 to purchase its wholesale electric power from EDF and contracts for billing services with three vendors (Energy Services Group, DYNAMO Programs International, LLC and EC Infosystems, Inc.) totaling $967,490 and $535,445, respectively.

NOTE 14 – LONG TERM OBILIGATIONS

Long-term obligations of the Company are comprised as follows:

	For the Years Ended December 31,
	2019	2018
Financing from First Insurance Funding (Note 7)	$38,397	$-
Financing from Blue Water Capital Funding, LLC (Note 8)	4,920,000	4,920,000
Comerica Bank Master Revolving Note (Note 9)	2,900,000	2,900,000
Comerica Bank Single Payment Note (Note 10)	2,100,000	-
Wholesale Power Purchase Agreement with EDF (Note 11)	4,511,006	4,136,006
Operating lease obligations (Note 13)	979,185	-
Total obligations	$15,448,588	$11,956,006

Less current portion of obligations	(5,038,397)	-
Less current portion operating lease obligations	(144,902)	-
Long-term portion of obligations	$10,265,289	$11,956,006

During the years ended December 31, 2019 and 2018, interest expense incurred on obligations of the Company was as follows:

	For the Years Ended December 31,
	2019	2018
Financing from First Insurance Funding (Note 7)	$3,185	$2,182
Financing from Blue Water Capital Funding, LLC (Note 8)	500,404	459,068
Comerica Master Revolving Note (Note 9)	77,715	6,001
Comerica Bank Single Payment Note (Note 10)	3,500	-
Wholesale Power Purchase Agreement with EDF (Note 11)	1,128,231	575,733
Wholesale Power Purchase Agreement with DTE (Note 12)	-	144,192
Master Revolver Note Assumed in Acquisition (Note 22)	-	3,225
Debt to Related Party Assumed in Acquisition (Note 23)	-	35,057
Related Party interest on Summer Northeast Guarantees Assumed	-	59,515
Related Party Loans (Note 24)	16,043	9,545
Related Party Guarantors (Note 25)	175,833	12,567
Other interest	276	349
Total interest expense	$1,905,187	$1,307,434

Interest income	62,204	35,425

Interest expense, net	$1,842,983	$1,272,009

NOTE 15 – 2012 STOCK OPTION AND STOCK AWARD PLAN

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

There were no stock options granted or exercised under the 2012 Plan for the years ended December 31, 2019 or 2018.

During the years ended December 31, 2019 and 2018, the Company had no stock compensation expenses relating to the vesting of stock options issued from the 2012 Plan.

As of December 31, 2019, 2,000 shares remain available for issuance under the 2012 Plan.

As of December 31, 2019, the Company had outstanding granted stock options from the 2012 Plan, net of forfeitures to purchase 632,000 shares summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	632,000	$1.24	5.88	$798,250
Options granted	-
Options exercised	-
Options cancelled/forfeited/expired	-
Outstanding at December 31, 2018	632,000	$1.24	4.87	$117,250
Options granted	-
Options exercised	-
Options cancelled/forfeited/expired	-
Outstanding at December 31, 2019	632,000	$1.24	3.86	$316,258

Vested at December 31, 2019	632,000	$1.24	3.86	$316,258

Exercisable at December 31, 2019	632,000	$1.24	3.86	$316,258

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock.

NOTE 16 – 2015 STOCK OPTION AND STOCK AWARD PLAN

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

There were no stock options granted under the 2015 Plan for the year ended December 31, 2019.

During the years ended December 31, 2019 and 2018, the Company recognized total stock compensation expenses of $157,645 and $206,748, respectively, for vesting options issued from the 2015 Plan.

As of December 31, 2019, the unrecognized expense for vesting of options issued from the 2015 Plan is $83,915 relating to 235,000 of unvested shares expected to be recognized over a weighted average period of approximately 6.96 years, and the unrecognized expense for vesting of options from the 2015 Plan at December 31, 2018 was $197,199 relating to 241,000 of unvested shares expected to be recognized over a weighted average period of years of approximately 7.78 years.

As of December 31, 2019, 19,000 shares remain available for issuance.

As of December 31, 2019, the Company had outstanding granted stock options from the 2015 Stock Option and Stock Award Plan, net of forfeitures, to purchase 1,481,000 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,430,000	$1.74	8.42	$1,086,750
Options granted	51,000	$2.28	8.99
Options exercised	-
Options cancelled/forfeited/expired	-
Outstanding at December 31, 2018	1,481,000	$1.76	7.46	$133,500
Options granted	-
Options exercised	-
Options cancelled/forfeited/expired	-
Outstanding at December 31, 2019	1,481,000	$1.76	6.45	$381,825

Vested at December 31, 2019	1,246,000	$1.62	6.35	$381,825

Exercisable at December 31, 2019	1,246,000	$1.62	6.35	$381,825

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2018 was $0.92.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock.

None of these options were exercised during the years ended December 31, 2019 and 2018.

NOTE 17 - 2018 STOCK OPTION AND STOCK AWARD PLAN

Effective February 12, 2018, the Board of Directors of the Company approved and adopted the 2018 Stock Option and Stock Award Plan (“2018 Plan”), which was established to advance the interest of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The Company’s named executive officers are eligible for grants or awards under the 2018 Plan.   The Company’s stockholders approved the 2018 Plan on June 8, 2018.

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

On June 29, 2018, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan to non-employee members of the Company’s Board of Directors.  The director stock options vested on July 1, 2018.   The approximate fair value of the options in the amount of $126,864 was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.73% (ii) estimated volatility of 144.57% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

On September 28, 2018, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan to non-employee members of the Company’s Board of Directors.  The director stock options vested immediately on September 28, 2018.   The approximate fair value of the options in the amount of $102,644 was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.94% (ii) estimated volatility of 143.29% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

On December 27, 2018, the Company granted a total of 53,750 stock options from the 2018 Stock Option and Stock Award Plan to non-employee members of the Company’s Board of Directors.  The director stock options vested immediately on December 27, 2018.   The approximate fair value of the options in the amount of $102,656 was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.60% (ii) estimated volatility of 143.77% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

During the year ended December 31, 2018, the Company granted a total of 15,000 stock options from the 2018 Stock Option and Stock Award Plan to key employees of the Company.  The options granted to the key employees’ vest in 1 year.   The approximate fair value of the options in the amount of $29,698 was determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.81% (ii) estimated volatility of 143.28% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging 8 years.

On March 29, 2019, the Company granted under the 2018 Plan a total of 53,750 stock options with an exercise price of $2.25 to non-employee members of the Company’s Board of Directors, and a total of 2,500 stock options with an exercise price of $2.50 to a key employee as compensation.   The options granted to the non-employee members of the Company’s Board of Directors vested immediately on the date of grant, and the 2,500 options granted to the key employee vest one-year from the date of grant.   The total 56,250 stock options granted had an approximate fair value of $107,960 determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.21% (ii) estimated volatility of 147.94% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

On April 12, 2019, the Company granted under the 2018 Plan a total of 100,000 stock options with an exercise price of $1.50 to a key employee as compensation.  The options granted to the non-employee members of the Company’s Board of Directors as well as to the key employee vested immediately on the date of grant.   The total 100,000 stock options granted had an approximate fair value of $145,369 determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.38% (ii) estimated volatility of 149.93% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

On June 28, 2019, the Company granted under the 2018 Plan a total of 53,750 stock options with an exercise price of $2.25 to non-employee members of the Company’s Board of Directors.  The total 53,750 stock options granted had an approximate fair value of $103,829 determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.76% (ii) estimated volatility of 149.46% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

On September 16, 2019, the Company granted under the 2018 Plan a total of 620,000 stock options with an exercise price of $2.00 to four officers of the Company as compensation.  The total 620,000 stock options granted during the quarter ended September 30, 2019 had an approximate fair value of $1,192,515 determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.69% (ii) estimated volatility of 144.51% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the year ended December 31, 2019, the Company granted a total of 830,000 stock options from the 2018 Stock Option and Stock Award Plan and recognized total stock compensation expenses of $1,009,303 relating to the vesting of stock options issued from the 2018 Plan.  During the year ended December 31, 2018, the Company granted 501,250 stock options from the 2018 Stock Option and Stock Award Plan and recognized total stock compensation expenses of $624,876 relating to the vesting of stock options issued from the 2018 Plan.

As of December 31, 2019, the unrecognized expense for vesting of options issued from the 2018 Plan is $1,001,385 relating to 782,500 of unvested shares expected to be recognized over a weighted average period of approximately 7.23 years.

As of December 31, 2019, 168,750 shares remain available for issuance.

As of December 31, 2019, the Company had outstanding granted stock options from the 2018 Stock Option and Stock Award Plan, net of forfeitures to purchase 1,331,250 shares summarized as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	-	$-	-	$-
Options granted	501,250	$2.42	7.36
Options exercised	-
Options cancelled/forfeited/expired	-
Outstanding at December 31, 2018	501,250	$2.42	7.36	$-
Options granted	830,000	$1.97	7.61
Options exercised	-
Options cancelled/forfeited/expired	-
Outstanding at December 31, 2019	1,331,250	$2.14	7.13	$23,500

Vested at December 31, 2019	548,750	$2.13	7.00	$23,500

Exercisable at December 31, 2019	548,750	$2.13	7.00	$23,500

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2019 and 2018 was $1.98 and $2.17, respectively.

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock.

None of these options were exercised during the years ended December 31, 2019 and 2018.

NOTE 18 – NONQUALIFIED STOCK OPTIONS GRANTED OUTSIDE OF A STOCK OPTION OR STOCK AWARD PLAN

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

On September 16, 2019, pursuant to the aforementioned grant agreements, the Company granted a total of 53,750 nonqualified stock options with an exercise price of $2.25 to six non-employee board members of the Company as compensation.  The total 53,750 stock options granted on September 16, 2019 had an approximate fair value of $103,132 determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.69% (ii) estimated volatility of 144.51% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

On December 30, 2019, pursuant to the aforementioned grant agreements, the Company granted a total of 53,750 nonqualified stock options with an exercise price of $2.25 to six non-employee board members of the Company as compensation.  The total 53,750 stock options granted on December 30, 2019 had an approximate fair value of $87,994 determined using the Black-Scholes option-pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.68% (ii) estimated volatility of 132.54% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

The Company had previously granted stock options outside of a stock option and stock award plan on May 13, 2014 when the Company exercised its call right reflected within a then-existing credit facility agreement. As a result, Mr. Leibman and Mr. O’Leary, were granted a stock option each to purchase 151,115 shares of common stock at an exercise price of $1.50 per share.  Messrs. O’Leary and Leibman are directors of the Company (Mr. Leibman is also an executive officer).

As of December 31, 2019, the Company had outstanding stock options, net of forfeitures, granted outside of any stock option or stock award plan summarized as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	302,230	$1.50	4.31	$453,345
Options granted	-
Options exercised	-
Options cancelled/forfeited/expired	-
Outstanding at December 31, 2018	302,230	$1.50	3.30	$105,781
Options granted	107,500	$2.25	7.85
Options exercised	-
Options cancelled/forfeited/expired	-
Outstanding at December 31, 2019	409,730	$1.70	3.74	$222,139

Vested at December 31, 2019	409,730	$1.70	3.74	$222,139

Exercisable at December 31, 2019	409,730	$1.70	3.74	$222,139

The aggregate intrinsic value was calculated as the difference between the exercise price of the stock option and the fair value of the underlying common stock.

None of these options were exercised during the years ended December 31, 2019 and 2018.

NOTE 19 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with various agreements and has vested warrants from a previously terminated Master Marketing Agreement.

On January 25, 2019, the Company issued a warrant for 43,772 shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company potential sales leads.  The five-year warrant has an exercise price of $1.50 per share. The fair value of the warrant was $80,307 determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.58%, (ii) estimated volatility of 148.70%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

On January 25, 2019, the Company issued two warrants, each for 6,715 shares, of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company potential sales leads. The five-year warrants have an exercise price of $1.50 per share.  The fair value of the two warrants totaled $24,640 determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.58%, (ii) estimated volatility of 148.70%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

On May 22, 2019, the Company issued a warrant for 80,000 shares of common stock under a Consulting Agreement (Note 30). The five-year warrant has an exercise price of $1.50 per share.  The fair value of the warrant was $143,731 determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.19%, (ii) estimated volatility of 149.28%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

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

On July 19, 2019, the Company issued a warrant to purchase up to two (2) shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company to potential sales leads.  The five-year warrant has an exercise price of $1.50 per share.  The fair value of the warrant is $4 determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 1.76%, (ii) estimated volatility of 149.46%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

The Company issued a total of 137,204 warrants during the year ended December 31, 2019 and the Company issued no warrants during the year ended December 31, 2018.

Total warrant expense of the Company for years ended December 31, 2019 and 2018 is summarized as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018

Broker warrant compensation expense	$104,951	$-
Consulting warrant compensation expense	143,731	-
	$248,682	$-

Warrant activity for the years ended December 31, 2019 and 2018 was as follows:

Outstanding at December 31, 2017	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Grant Date Fair Value
	1,620,000	$1.43	1.73	$102,744
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants cancelled/forfeited/expired	(260,000)	1.50	-	(10,666)
Outstanding at December 31, 2018	1,360,000	$1.42	0.93	$92,078
Warrants granted	137,204	1.50	4.25	248,683
Warrants exercised	(536,000)	1.50	-	(21,976)
Warrants cancelled/forfeited/expired	(20,000)	1.50	-	(820)
Outstanding at December 31, 2019	941,204	$1.38	3.32	$317,965

Vested at December 31, 2019	675,967	$1.53	3.01	$272,915

Exercisable at December 31, 2019	675,967	$1.53	3.01	$272,915

NOTE 20 - PRIVATE PLACEMENT OFFERINGS

During the year ended December 31, 2019, the Company commenced a private placement offering (the “2019 Offering”) to certain accredited investors with whom the Company, its management and/or agents have a pre-

existing relationship. As of December 31, 2019, the 2019 Offering had resulted in the issuance of 3,820,000 shares of common stock in exchange for proceeds in the amount of $5,730,000.

During the year ended December, 31, 2018, the Company commenced a private placement offering (the “2018 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship.  The 2018 Offering was to accredited investors to purchase shares of the Company’s common stock at a purchase price of $1.50 per share. The 2018 Offering resulted in the issuance of 2,425,000 shares of common stock in exchange for cash proceeds in the amount of $3,637,500.

NOTE 21 – PROPERTY AND EQUIPMENT

As of December 31, 2019, and 2018, property and equipment consisted of the following:

	2019	2018
Computer software	$137,091	$127,954
Computer hardware	204,768	199,830
Furniture and fixtures	56,023	56,023
Leasehold improvements	128,593	129,721
Website	775,881	775,881
Total property and equipment	1,302,356	1,289,409
Less: Accumulated depreciation	(1,243,938)	(1,207,200)
Property and equipment, net	$58,418	$82,209

Depreciation expense charged, to operations totaled $36,738 for the year ended December 31, 2019 and $106,718 for the year ended December 31, 2018.

NOTE 22 - MASTER REVOLVER NOTE ASSUMED IN ACQUISTION

The Company entered into a Membership Interest Purchase Agreement (“the Purchase Agreement”) with REP Energy, LLC, a Texas limited liability company (“REP Energy”) on November 1, 2017 whereby the Company acquired 100% of the issued and outstanding membership units of REP Energy. After acquisition, REP Energy changed its name to Summer Northeast.  As part of this 2017 transaction, the Company assumed a Master Revolver Note (“Master Note”) held by Summer Northeast (formerly Rep Energy) pursuant to the terms of the Purchase Agreement.

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

The Company paid the following interest related to the Master Note for the years ended December 31, 2019 and 2018 as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Master Revolver Note interest expense	$-	$3,225

NOTE 23 - DEBT TO RELATED PARTIES ASSUMED IN ACQUISITION

As part of the 2017 acquisition of Summer Northeast, the Company assumed $767,677 of related party debt owed by Summer Northeast to members Tom O’Leary and Neil Leibman pursuant to the terms of the Purchase Agreement.  Messrs. O’Leary and Leibman are directors of the Company (Mr. Leibman is also an executive officer).

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

The related party debt in the amount of $767,677 was paid in full by the Company to the related parties Messrs. O’Leary and Leibman on June 1, 2018.

For the years ended December 31, 2019 and 2018, the Company incurred interest on such related party debt assumed as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Related Party Debt Assumed interest expense	$-	$35,057

NOTE 24 – RELATED PARTY LOANS

On January 7, 2019, the Company executed a promissory note in the amount of $473,000 to evidence an advance by Tom O’Leary for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Mr. O’Leary. As of December 31, 2019, the balance of the loan to Mr. O’Leary was $0 and the loan was paid in full. Mr. O’Leary is a director of the Company.

On January 7, 2019, the Company executed a promissory note in the amount of $25,000 to evidence an advance by Messrs. O’Leary and Neil Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019. On February 7, 2019, the Company paid back in full the loan from Messrs. O’Leary and Leibman.  As of December 31, 2019, the balance of the loan to Messrs. O’Leary and Leibman was $0 and the loan was paid in full. Mr. Leibman is an officer and director of the Company.

On November 8, 2019, the Company executed a promissory note in the amount of $850,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020.  As of December 31, 2019, the balance of the loan from Mr. Leibman was $850,000.  On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020.   All other provisions of the original note remain in full force and effect.

On November 8, 2019, the Company executed a promissory note in the amount of $1,000,000 to evidence an advance by LaRose Holdings LLLP, an entity controlled by Al LaRose, for purposes of short-term financing.  Mr. LaRose is a director of the Company. The promissory note accrued interest at a rate of 5% per annum based upon

365 days in a year and had a maturity date of February 6, 2020.  As of December 31, 2019, the balance of the loan from LaRose Holdings LLLP was $1,000,000.  On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020.   All other provisions of the original note remain in full force and effect.

On December 18, 2019, the Company executed a promissory note in the amount of $590,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of March 18, 2020. On December 20, 2019, the Company paid back in full the loan from Mr. Leibman.  As of December 31, 2019, the balance of the loan from Mr. Leibman was $0.

On January 3, 2018, the Company executed two separate promissory notes in the amount of $125,000 each for to evidence advance of $250,000 by Mr. O’Leary and Mr. Leibman for purposes of short-term financing.  The promissory notes accrued interest at the rate of 5% per annum based upon 365 days a year with a maturity date of July 3, 2018.    The loans from Mr. O’Leary and Mr. Leibman were paid in full on June 1, 2018.

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

On January 8, 2018, the Company entered into a promissory note with Pinnacle Power, LLC (“Pinnacle”), in the amount of $80,000 for purposes of short-term financing.  Mr. O’Leary and Mr. Leibman hold membership interests in Pinnacle.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days a year and had a maturity date of July 8, 2019.  On February 22, 2018, $40,000 was repaid to Pinnacle and on March 6, 2018, $40,000 was repaid to Pinnacle. As of December 31, 2018, the balance of the Pinnacle loan was $0 and the loan was paid in full.

The following table summarizes interest paid to related parties during the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018
Related party interest expense for $250,000 loan	$-	$5,103
Related party interest expense for $373,000 loan	-	3,884
Related party interest expense for $80,000 loan	-	558
Related party interest expense for $473,000 loan	2,009	-
Related party interest expense for $25,000 loan	106	-
Related party interest expense for $850,000 loan	6,288	-
Related party interest expense for $1,000,000 loan	7,398	-
Related party interest expense for $590,000 loan	242	-
Total	$16,043	$9,545

NOTE 25 - RELATED PARTY GUARANTORS

On December 18, 2018, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank (See Note 9) in the amount of $2,900,000. On December 9, 2019, the single payment note was converted to a master revolving note, which is payable in full on demand from Comerica Bank. The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

On December 20, 2019, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank (See Note 10) in the amount of $2,100,000. The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

The Company accrued interest expense as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Guarantor interest expense on Comerica revolver note	$167,433	$12,567
Guarantor interest expense on Comerica single note	$8,400	$-

As of December 31, 2019 and 2018, the Company had accrued interest in the amount of $175,833 and $12,567, respectively, to the Guarantors and had issued a total of 125,600 shares during the year ended December 31, 2019 as payments.

NOTE 26 – OTHER RELATED PARTY TRANSACTIONS

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS for office space located at 800 Bering Drive, Suite 250, Houston, Texas (See Note 13).  PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors.  During the years ended December 31, 2019 and 2018, the following expense was accrued in association with the Summer Northeast sublease:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Summer Northeast sublease payments	$27,970	$41,583

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

NOTE 27 - SUMMER ENERGY 401(K) PLAN

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

NOTE 28 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.  Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the year ended December 31, 2019 and 2018 was as follows:

	For the year ended December 31, 2019	For the year ended December 31, 2018
Employee Stock Purchase Plan	$3,023	$5,208

NOTE 29 – EXECUTIVE EMPLOYMENT AGREEMENTS

On June 20, 2019, the Company’s Board of Directors approved a new employment agreement with Angela Hanley (the “Hanley Employment Agreement”) pursuant to which Ms. Hanley will continue to serve as the President of the Company.  Ms. Hanley will continue to report to the Board and will have the duties and responsibilities assigned by the Board.  Ms. Hanley was originally appointed to the position of President in February 2014.  The Hanley Employment Agreement provides for a semi-monthly salary of $4,231.  Ms. Hanley will also receive the customary employee benefits paid by Company and will be eligible to receive equity grants from time to time as determined by the Board and the Compensation Committee of the Board.  The foregoing is a summary of the Hanley Employment Agreement and is qualified in its entirety by the actual terms of such agreement, a copy of which was included as Exhibit 10.5 to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2019.

Effective August 1, 2019, the Company entered into an employment agreement with Kelli Mitchell (the “Mitchell Employment Agreement”) pursuant to which Ms. Mitchell will serve as the Chief Operating Officer of the Company. The Mitchell Employment Agreement provides for an annual base salary of $250,000 and for Ms. Mitchell to be granted an option to purchase 150,000 shares of the Company’s common stock with a strike price equal to $1.50 per share, which shall vest in equal fifty percent (50%) portions on the first (1st) and second (2nd) anniversary of the effective date of the Mitchell Employment Agreement.  Ms. Mitchell will be eligible to receive equity grants from time to time based on metrics determined by the Board.  The foregoing is a summary of the Mitchell Employment Agreement and is qualified in its entirety by the actual terms of such agreement, a copy of which was included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on August 6, 2019.

On August 27, 2019, the Company entered into a First Amendment to Employment Agreement with Travis Andrews, Chief Supply Officer (the “Andrews Amendment”).  The Andrews Amendment amended Section 1(a) of Mr. Andrews’ original employment agreement (the “Andrews Employment Agreement”) by extending the term thereof for an additional term of two years, with the new two-year term commencing effective July 1, 2019. The Andrews Amendment provides that Mr. Andrews’ annual base salary will be $300,000.  Pursuant to the Andrews Amendment, the Company agreed to grant Mr. Andrews an option to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the greater of (i) $1.50 per share and (ii) the price per share of common stock as reported on the OTC Markets on the date such option is granted, with 75,000 shares vesting on July 1, 2020 and the remaining 75,000 shares vesting on June 30, 2021. The foregoing is a summary of the Andrews Employment Agreement and Andrews Amendment and is qualified in its entirety by the actual terms of such agreements, copies of which are included as Exhibits 10.1 and 10.2, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.

On September 5, 2019, the Company entered into a Second Amendment to Employment Agreement with each of Jaleea George, Secretary and Chief Financial Officer (the “George Amendment”), and Neil Leibman, Chief Executive Officer (the “Leibman Amendment”; together with the George Amendment, the “Amendments”) (Ms. George and Mr. Leibman, together, the “Executives”). The Amendments amended Section 1(a) of each Executives’ respective employment agreements by extending the terms thereof for an additional term of two years, with the new two-year term commencing effective January 1, 2019. The George Amendment provides that Ms. George’s annual base salary will be increased to $200,000.  The Amendments also amended Exhibit A to each of the employment agreements pursuant to which the Executives were granted additional equity incentives in the form of options to purchase common stock of the Company. Pursuant to the Leibman Amendment, the Company agreed to grant Mr. Leibman an option to purchase 150,000 shares of the Company’s common stock at an exercise price equal to the greater of (i) $1.50 per share and (ii) the price per share of common stock as reported on the OTC Markets on the date such option is granted, with 75,000 shares vesting on January 1, 2020 and the remaining 75,000 shares vesting on January 1, 2021. Pursuant to the George Amendment, the Company agreed to grant Ms. George an option to purchase 170,000 shares of the Company’s common stock at an exercise price equal to the greater of (i) $1.50 per share and (ii) the price per share of common stock as reported on the OTC Markets on the date such option is granted, with 85,000 shares vesting on January 1, 2020 and the remaining 85,000 shares vesting on January 1, 2021. Pursuant to the Amendments, the Executives are also entitled to additional equity compensation in the form of options to purchase common stock of the Company in the event the Company achieves certain performance benchmarks.  All other material provisions of the employment agreements remain in full force and effect. The foregoing is a summary of the George Amendment and the Leibman Amendment and is qualified in its entirety by the actual terms of such agreements, copies of which are included as Exhibits 10.3 and 10.4, respectively, to our Quarterly Report on Form 10-Q filed with the SEC on November 14, 2019.

NOTE 30 - CONSULTING AGREEMENT

On May 20, 2019, the Company entered into a two-year consulting agreement whereby the consultant agreed to provide certain corporate and strategic business consulting services to the Company and its Board of Directors.

As compensation for these consulting services, the Company agreed to pay the consultant a fee of $200,000 and grant a five-year warrant to purchase up to 80,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The fair value of the warrant to purchase 80,000 shares was $143,731 determined using the Black-Scholes option-pricing model (See Note 19).  The total consulting fee of $343,731 for this agreement is included in operating expenses on the consolidated statement of operations.

NOTE 31 - SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations have not been materially affected by the coronavirus outbreak to date, the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing as the delivery of electricity to customers is considered an essential business. Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers, and third-party service providers. At this time, the Company is unable to estimate the impact of this event on its operations.

On March 12, 2020, Summer LLC entered into a Loan Agreement (the “Agreement”) with Digital Lending Services US Corp., a Delaware corporation (“Digital Lending”).  Pursuant to the Agreement, Digital Lending agreed to provide a revolving loan (the “Loan”) to Summer LLC, and Summer LLC agreed to borrow and repay funds loaned by Digital Lending.  The amount of available credit under the Loan is Ten Million Dollars ($10,000,000).  The Loan is revolving in nature and is evidenced by a Revolving Promissory Note (the “Note”) and is guaranteed by a Guaranty (the “Guaranty”) by the Company.  The maturity date of the Loan is March 11, 2023.  The Loan bears interest at a rate of 12.75% per annum, with monthly installment payments of accrued interest only.  The principal balance of the Loan may be prepaid at any time at the option of the Company, subject to certain prepayment charges. Simultaneous with the closing of the Loan, the Company paid off all outstanding debt due and owing to Blue Water (Note 8).  As a result, the loan agreement and related credit facility with Blue Water was terminated, along with Blue Water’s security interest in and to the assets of the Borrower. In connection with the Agreement, Summer LLC and Digital Lending also entered into a Security Agreement (the “Security Agreement”) and the Company issued a Common Stock Purchase Warrant in favor of Digital Lending.  The foregoing summaries of the terms and conditions of the Agreement, the Note, the Security Agreement, and the Guaranty do not purport to be complete, and are qualified in their entirety by reference to the full text of the Agreement, the Note, the Security Agreement and the Guaranty, copies of which are filed as Exhibits 10.1 through 10.4, respectively, to our Current Report on Form 8-K filed with the SEC on March 18, 2020.

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

3.3	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to our Form 8-K filed on March 30, 2012.
4.1	Description of Listed Securities†
10.1	2012 Stock Option and Stock Award Plan, incorporated by reference to Exhibit 10.6 to our Form 8-K filed on March 30, 2012.*
10.2	2015 Stock Option and Stock Award Plan, incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 29, 2015.*
10.3	2018 Stock Option and Stock Award Plan, (incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 25, 2018.*
10.4	Form of Indemnification Agreement for Officers and Directors, incorporated by reference to Exhibit 10.1 to our Form S-8 filed on December 6, 2012
10.5

Executive Employment Agreement, effective January 1, 2017, by and between Summer Energy Holdings, Inc. and Jaleea P. George, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on January 4, 2017.

10.6

Executive Employment Agreement, effective January 1, 2017, by and between Summer Energy Holdings, Inc. and Neil M. Leibman, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on January 4, 2017.

10.7

Executive Employment Agreement, effective January 1, 2017, by and between Summer Energy Holdings, Inc. and Angela Hanley, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on January 4, 2017.

10.8

Sublease Agreement, dated October 13, 2017, by and between Summer Energy Holdings, Inc. and ENSCO International Incorporated, incorporated by reference to Exhibit 10.1 to our Form 8-K filed on November 7, 2017.

10.9

ISDA Master Agreement and Schedule thereto between Summer Energy Northeast, LLC and EDF Energy Services, LLC, dated as of February 21, 2018, incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 23, 2018.

10.10

ISDA Credit Support Annex between Summer Energy Northeast, LLC and EDF Energy Services, LLC, dated as of February 21, 2018, incorporated by reference to Exhibit 10.3 to our Form 8-K filed on February 23, 2018.

10.11

Security Agreement between Summer Energy Northeast, LLC and EDF Energy Services, LLC, dated as of February 21, 2018, incorporated by reference to Exhibit 10.4 to our Form 8-K filed on February 23, 2018.

10.12	Guaranty of Summer Energy Holdings, Inc. in favor of EDF Energy Services, LLC dated as of February 21, 2018, incorporated by reference to Exhibit 10.5 to our Form 8-K filed on February 23, 2018
10.13	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Neil Leibman, dated October 20, 2017.
10.14	First Amendment to Executive Employment Agreement between Summer Energy Holdings, Inc. and Jaleea George, dated October 20, 2017.
10.15	Sublease Agreement between Summer Energy Northeast, LLC (formerly REP Energy, LLC) and PDS Management Group, LLC dated October 31, 2017.
10.16

Energy Services Agreement by and among Summer Energy, LLC, Summer Energy Northeast, LLC, EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018.  Portions of this exhibit were redacted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission, incorporated by reference to Exhibit 10.1 to our Form 10-Q filed on August 14, 2018.+

10.17

ISDA Master Agreement, Power Annex to ISDA Master Agreement Schedule to ISDA Master Agreement and Credit Support Amex thereto, by and among Summer Energy, LLC, Summer Energy Northeast, LLC and EDF Trading North America, LLC dated as of May 1, 2018, incorporated by reference to Exhibit 10.2 to our Form 10-Q filed on August 14, 2018.

10.18

Security Agreement by and among Summer Energy, LLC, Summer Energy Northeast, LLC, EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018, incorporated by reference to Exhibit 10.3 to our Form 10-Q filed on August 14, 2018.

10.19

Pledge Agreement made by Summer Energy Holdings, Inc. in favor of EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018, incorporated by reference to Exhibit 10.4 to our Form 10-Q filed on August 14, 2018

10.20

Guaranty made by Summer Energy Holdings, Inc. in favor of EDF Trading North America, LLC and EDF Energy Services, LLC dated as of May 1, 2018, incorporated by reference to Exhibit 10.5 to our Form 10-Q filed on August 14, 2018.

10.21

Amended and Restated Energy Services Agreement among EDF Trading North America, LLC, Summer Energy, LLC, Summer Energy Northeast, LLC and Summer Energy Midwest, LLC, dated as of June 19, 2019., incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2019.

10.22

Amendment to ISDA Master Agreement among EDF Trading North America LLC, Summer Energy, LLC, Summer Energy Northeast, LLC and Summer Energy Midwest, LLC, dated as of June 19, 2019, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2019.

10.23

Omnibus Amendment to Pledge Agreement and Security Agreement and Joinder among EDF Trading North America LLC, Summer Energy, LLC, Summer Energy Northeast, LLC and Summer Energy Midwest, LLC, dated as of June 19, 2019, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 14, 2019.

10.24

Amended and Restated Guaranty of Summer Energy Holdings, Inc. in favor of EDF Trading North America, LLC dated as of June 19, 2019, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on August 14, 2019.

10.25	Employment Agreement between the Company and Angela Hanley effective as of June 20, 2019, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q filed on August 14, 2019.
10.26

Employment Agreement between Summer Energy Holdings, Inc. and Travis Andrews dated as of July 1, 2017, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 14, 2019.

10.27

First Amendment to Employment Agreement between Summer Energy Holdings, Inc. and Travis Andrews dated as of August 27, 2019, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on November 14, 2019.

10.28

Second Amendment to Employment Agreement between Summer Energy Holdings, Inc. and Jaleea George dated as of September 5, 2019, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on November 14, 2019.

10.29

Second Amendment to Employment Agreement between Summer Energy Holdings, Inc. and Neil Leibman dated as of September 5, 2019, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed on November 14, 2019.

14.1	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14.1 to our Form 10-Q filed on May 15, 2012.
16.1	Letter regarding change in certifying accountants, dated April 18, 2012, incorporated by reference to Exhibit 16.1 to our Form 8-K/A filed on April 20, 2012.
16.2	Letter regarding change in certifying accountants, dated August 21, 2017, incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 23, 2017.
21.1	Schedule of Subsidiaries. †
23.1	Consent of Whitley Penn LLP
24	Power of Attorney (included on the Signature Page).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Sec.1350 as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter, incorporated by reference to Exhibit 99.1 to our Form 10-Q filed on May 15, 2013.
99.2	Compensation Committee Charter, incorporated by reference to Exhibit 99.2 to our Form 10-Q filed on May 15, 2013.
99.3	Nominating and Corporate Governance Committee Charter, incorporated by reference to Exhibit 99.3 to our Form 10-K filed on March 28, 2013
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*            Each of these Exhibits constitutes a management contract, compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

†Filed herewith.

+Portions of this exhibit have been omitted and filed separately with the SEC pursuant to an order granting confidential treatment.

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

March 27, 2020

By:/s/ Jaleea P. George

Jaleea P. George

Chief Financial Officer and

Principal Financial Officer

March 27, 2020

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Neil M. Leibman Neil M. Leibman	Chief Executive Officer (Principal Executive Officer and Director)	March 27, 2020
/s/ Jaleea P. George Jaleea P. George	Secretary, Treasurer, Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 27, 2020
/s/ Stuart C. Gaylor Stuart C. Gaylor	Director (Non-executive Chairman of the Board)	March 27, 2020
/s/ Tom D. O’Leary Tom D. O’Leary	Director	March 27, 2020
/s/ Jefferey Mace Meeks Jefferey Mace Meeks	Director	March 27, 2020
/s/ Albert LaRose, Jr. Albert LaRose, Jr.	Director	March 27, 2020
/s/ Andrew Bursten Andrew Bursten	Director	March 27, 2020
/s/ James P. Stapleton James P. Stapleton	Director	March 27, 2020