Form 10-Q
period 2020-03-31
SUMMER ENERGY HOLDINGS INC
filed 2020-05-20
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of May 15, 2020 was 31,562,486.

Summer Energy Holdings, Inc.

FORM 10-Q

PART I – FINANCIAL INFORMATION3

ITEM 1.  FINANCIAL STATEMENTS3

CONDENSED CONSOLIDATED BALANCE SHEETS3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS4

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS6

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS7

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS24

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK29

ITEM 4.  CONTROLS AND PROCEDURES29

PART II – OTHER INFORMATION30

ITEM 1A.  RISK FACTORS30

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS30

ITEM 5.   OTHER INFORMATION31

ITEM 6.  EXHIBITS32

SIGNATURES33

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$872,086	$814,360
Restricted cash	2,772,823	3,197,708
Accounts receivable, net	43,001,479	41,847,949
Prepaid and other current assets	4,446,884	3,612,607
Total current assets	51,093,272	49,472,624

Property and equipment, net	61,532	58,418

Deferred financing cost, net	507,768	3,125

Operating lease right-of-use assets, net	940,339	979,185

Intangible asset, net	689,094	984,420

Total assets	$53,292,005	$51,497,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,553,242	$1,496,461
Accrued wholesale power purchased	15,043,859	17,538,120
Accrued transportation and distribution charges	6,284,797	5,320,851
Accrued expenses	5,477,485	4,809,533
Related party loans	-	1,850,000
Current-portion operating lease obligation	142,570	144,902
Current-portion of obligations	5,000,000	5,038,397
Total current liabilities	33,501,953	36,198,264

Long-term liabilities:
Long-term obligations, net of current portion	15,158,775	10,265,289

Total liabilities	48,660,728	46,463,553

Commitments and contingencies

Stockholders’ equity
Common stock - $.001 par value, 100,000,000 shares authorized, 31,562,486 and 31,532,486 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	31,562	31,531
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	31,475,796	30,879,055
Accumulated deficit	(26,824,081)	(25,824,367)
Total stockholders’ equity	4,631,277	5,034,219

Total liabilities and stockholders’ equity	$53,292,005	$51,497,772

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019

Revenue	$38,866,990	$34,825,869

Cost of goods sold
Power purchases and balancing/ancillary	17,102,628	15,370,654
Transportation and distribution providers charge	16,185,720	13,649,161

Total cost of goods sold	33,288,348	29,019,815

Gross profit	5,578,642	5,806,054

Operating expenses	5,835,041	5,273,766

Operating income (loss)	(256,399)	532,288

Other expense
Financing costs	(17,633)	(1,562)
Interest expense, net	(725,682)	(418,472)
Total other expense	(743,315)	(420,034)

Net income (loss) before income taxes	(999,714)	112,254

Income tax expense	-	-

Net income (loss) applicable to common shareholders	$(999,714)	$112,254

Net income (loss) per common share:
Basic	$(0.03)	$0.00
Dilutive	$(0.03)	$0.00
Weighted average number of shares
Basic	31,544,354	29,221,389
Dilutive	31,544,354	30,206,867

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2019	31,532,486	$31,531	$(52,000)	$30,879,055	$(25,824,367)	$5,034,219

Issuance of warrants	-	-	-	245,352	-	$245,352

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	10,490	-	10,490

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	238,170	-	238,170

Vesting of stock options and restricted shares outside of stock option and award plans	-	-	-	57,760	-	57,760

Issuance of common stock associated with a private placement offering	30,000	31	-	44,969	-	45,000

Net loss	-	-	-	-	(999,714)	(999,714)

Balance at March 31, 2020	31,562,486	$31,562	$(52,000)	$31,475,796	$(26,824,081)	$4,631,277

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2018	27,480,833	$27,480	$(52,000)	$23,357,951	$(15,091,278)	$$8,242,153

Issuance of warrants	-	-	-	104,947	-	104,947

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	16,433	-	16,433

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	137,951	-	137,951

Issuance of common stock associated with a private placement offering	3,180,000	3,180	-	4,766,820	-	4,770,000

Net income	-	-	-	-	112,254	112,254

Balance at March 31, 2019	30,660,833	$30,660	$(52,000)	$28,384,102	$(14,979,024)	$13,383,738

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income (loss)	$(999,714)	$112,254
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash deferred financing costs	17,633	1,563
Broker warrant compensation expense	15	104,947
Stock compensation expense	306,420	154,384
Depreciation of property and equipment	8,302	11,110
Non-cash lease costs	38,846	76,324
Amortization of intangible asset	295,326	295,326
Bad debt expense	27,129	141,778
Changes in operating assets and liabilities:
Accounts receivable	(1,180,659)	(856,482)
Prepaid and other current assets	(834,277)	328,708
Accounts payable	56,781	(1,981,853)
Accrued wholesale power purchased	(2,494,261)	(2,234,572)
Accrued transportation and distribution charges	963,946	160,095
Accrued expenses and other	629,106	(428,769)
Net cash used in operating activities	(3,165,407)	(4,115,187)

Cash Flows from Investing Activities
Purchase of property and equipment	(11,416)	-
Net cash used in investing activities	(11,416)	-

Cash Flows from Financing Activities
Deferred financing costs	(276,939)	-
Repayment of financing from Blue Water Capital Funding, LLC	(4,920,000)	-
Advances from wholesale provider for collateral support	850,000	963,000
Proceeds from financing by Digital Lending Services US Corp.	9,000,000	-
Payments on Comerica Bank Revolving Note	-	(1,300,000)
Payments on financing of directors and officer's insurance policy	(38,397)	-
Proceeds from related party promissory notes	600,000	498,000
Repayment of related party promissory notes	(2,450,000)	(498,000)
Proceeds from issuance of common shares in a private placement	45,000	4,770,000
Net cash provided by financing activities	2,809,664	4,433,000

Net Increase (Decrease) in Cash and Restricted Cash	(367,159)	317,813

Cash and Restricted Cash at Beginning of Period	4,012,068	3,854,885

Cash and Restricted Cash at End of Period	$3,644,909	$4,172,698

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid in cash	$678,785	$273,659

Non-Cash Investing and Financing Activities
Operating lease right of use assumed through operating lease obligation	$-	$1,265,563
Deferred financing costs associated with issuance of warrant	$245,337	$-

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020.

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

Uses and Sources of Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements.

For the three months ended March 31, 2020, the Company incurred a net loss of $999,714 compared to net income in the amount of $112,254 during the three months ended March 31, 2019.   For the three months ended March 31, 2020 and 2019, the Company used cash in continuing operations of $3.2 million and $4.1 million, respectively.  The Company’s operations have been financed principally from electricity revenues, net proceeds of $4,080,000 from outside debt and equity financing during the three months ended March 31, 2020 as well as from capital raised under private placement offerings totaling $45,000 and $4,770,000 during the quarters ended March 31, 2020 and 2019, respectively. The Company’s liquidity requirements are to finance current operations, meet financial commitments, fund organic growth and/or acquisitions, and service debt. The liquidity requirements fluctuate with the level of customer acquisition costs, collateral posting requirements, the effects of the timing between the settlement of payables and receivables, including the effect of weather conditions, and our general working capital needs for ongoing operations.

Estimating liquidity requirements is highly dependent on then-current market conditions, including impacts of the COVID-19 pandemic, weather events, forward prices for electricity, market volatility and our then existing capital structure and requirements.

The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets as well as outside lending.  In March 2020, the Company secured additional financing for a revolving loan in the amount of $10,000,000 with a maturity date of March 2023. In addition, commitments for additional lending up to $2,000,000 may be provided by members of the Board of Directors of the Company, if necessary.  On April 20, 2020, the Company received $2,342,300 in loan funding from the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), established pursuant to the recently enacted Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) operating as an essential business throughout the pandemic.  Management has concluded that its existing capital resources and availability, proceeds from a 2020 offering and outside lending (including the PPP loan) will be sufficient to fund operations through the third quarter of 2021.

Revenue and Cost Recognition

Our revenues are primarily derived from the sale of electricity to residential and small commercial customers.  Revenues for sales of electricity are recognized under the accrual method of accounting.

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of goods sold (“COGS”) within the Texas market include electric power purchased and pass through charges from the transmission and distribution service providers (“TDSPs”) in the areas serviced by the Company.  TDSP charges are costs for metering services and maintenance of the electric grid.  TDSP charges are established by regulation of the PUCT.   COGS within the Independent System Operator (“ISO”) for the New England market is comprised of wholesale costs based upon the wholesale power tariff rate for volumes purchased during the delivery month and scheduling fees.  Summer Midwest began flowing electricity within the Pennsylvania, New Jersey, Maryland Power Pool (“PJM”) market in July 2019, and the COGS for the PJM market is comprised of wholesale costs based upon the wholesale power tariff for volumes purchased during the delivery month as well as scheduling fees.

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

Balancing/ancillary costs are based on the customer load and are determined by the Electric Reliability Council of Texas (“ERCOT”), ISO New England and PJM through a multiple-step settlement process.  Balancing costs/revenues are related to the differential between supply that we provided through our bilateral wholesale supply and the supply required to serve our customer load.  The Company endeavors to minimize the amount of balancing/ancillary costs through our load forecasting and forward purchasing programs.

 Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no such investments at March 31, 2020 or December 31, 2019.

Restricted cash in the amount of $2,772,823 as of March 31, 2020 and $3,197,708 as of December 31, 2019 represents funds held in escrow for customer deposits, funds held in a controlled account by the wholesale provider (Note 11) and funds securing irrevocable stand-by letters of credit (Note 4).

	March 31, 2020	December 31, 2019
Cash	$872,086	$814,360
Restricted cash:
Escrow for customer deposits	518,731	511,461
Funds securing letters of credit	750,000	750,000
Funds controlled by wholesale provider	1,504,092	1,936,247
Total restricted cash	2,772,823	3,197,708

Total cash and restricted cash	$3,644,909	$4,012,068

Basic and Diluted Income (Loss) Per Share

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

For the three months ended March 31, 2020, the Company had potentially dilutive securities totaling approximately 307,783 and the weighted average number of shares outstanding for the three months ended March 31, 2020 excludes share equivalents, because their inclusion would be anti-dilutive.   For the three months ended March 31, 2019, the net income amount used to calculate both basic and diluted net income per share was the same. The 985,478 weighted average share difference between basic and diluted was due to dilutive stock options and stock warrants.

 Recent Pronouncements

New Accounting Standards Recently Adopted

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 requires entities to use a current expected credit loss ("CECL") model, which is a new impairment model based on expected losses rather than incurred losses on financial assets, including trade accounts receivables. The model requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted ASU 2016-13 and the related amendments effective January 1, 2020, and there was no material impact to our condensed consolidated financial statements.

Standards Not Yet Adopted

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

NOTE 3 - REVENUE

The table below represents the Company’s reportable revenues for the three months ended March 31, 2020 and 2019, respectively, from customers, net of respective provisions for refund:

	For the Three Months Ended March 31,
	2020	2019
Electricity Revenues from Contracts with Customers
ERCOT Market	$35,261,243	$30,802,698
ERCOT Pre-paid Market	1,446,777	1,213,790
ISO New England Market	1,107,278	1,924,411
PJM Market	189,435	-
Total Electricity Revenues from Contracts with Customers	38,004,733	33,940,899
Other Revenues:
Fees Revenue	862,257	884,970

Total Revenues:	$38,866,990	$34,825,869

Presented in the following table are the components of accounts receivable and accrued revenue:

	March 31, 2020	December 31, 2019
Accounts receivable from customers
ERCOT Market	$9,200,916	$9,041,871
ISO New England Market	179,900	257,942
PJM Market	69,351	11,244
Total accounts receivable from customers	9,450,167	9,311,057

Accrued revenue from customers
ERCOT Market	33,716,508	32,916,970
ISO New England Market	675,784	788,395
PJM Market	41,568	15,088
Total accrued revenue with customers	34,433,860	33,720,453

Allowance for doubtful accounts	(882,548)	(1,183,561)

Total accounts receivable and accrued revenue	$43,001,479	$41,847,949

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

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kWh in effect at the time.  At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique.  Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period.  All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account.  Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing. Unbilled accounts in the Texas market as of March 31, 2020 and December 31, 2019 were estimated at $33,716,508 and $32,916,970, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time.  The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of March 31, 2020 and December 31, 2019 were estimated at $675,784 and $788,395, respectively.

The Company began service in the PJM market during the third quarter of 2019. In the PJM market, electricity services not billed by month end are accrued based upon estimated deliveries to customers as tracked and recorded by PJM multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time. The customer billing in the PJM market is performed by the local utility company. Unbilled accounts in the PJM market as of March 31, 2020 and December 31, 2019 were estimated at $41,568 and $15,088, respectively.

Prior to January 1, 2020, accounts receivable were recorded at cost less an allowance for doubtful accounts.  The Company, in the Texas market, maintained an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of our customers to make required payments.  Within the ISO New England and the PJM markets, the local utility companies within the state of operation, purchase the Company’s billed receivables at a statutory published discount rate without recourse; therefore no allowance for doubtful accounts was recorded for these markets.  The allowance for doubtful accounts was $1,183,561 at December 31, 2019.

Subsequent to January 1, 2020, the Company’s accounts receivable are recorded at cost less an allowance for credit losses.  We estimate losses on receivables at the reporting date based on expected losses resulting from the inability of our customers to make required payments, including our historical experience of actual losses and the aging of such receivables. These receivables have been pooled by market including the Texas market, the ISO New England market, and PJM market, because the receivables from each market share risk characteristics.  Based on known information we may also establish specific reserves for customers in an adverse financial condition or adjust our expectations of changes in conditions that may impact the collectability of outstanding receivables.  Receivables past due over 90 days are considered delinquent and are reviewed individually for collectability.  After all means of collection have been exhausted, delinquent receivables are written-off.  The allowance for credit losses at March 31, 2020 was $882,548.

NOTE 4 - LETTERS OF CREDIT AND CASH DEPOSITS

As of March 31, 2020 and December 31, 2019, Summer LLC had no outstanding secured irrevocable stand-by letters of credit.  As of March 31, 2020 and December 31, 2019, the cash deposits held by various local utilities in the ERCOT market totaled at $1,025,525 and $1,004,059, respectively.

As of March 31, 2020 and December 31, 2019, Summer Northeast had two secured irrevocable stand-by letters of credit totaling $750,000 with a financial institution.  The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 expiring on May 26, 2020 with automatic extension provisions and the State of New Hampshire Public Utilities Committee in the amount of $500,000 expiring on May 1, 2020.   As of March 31, 2020 and December 31, 2019, Summer Northeast had cash collateral posted with ISO New England in the amount of $1,392,066 and $1,387,181, respectively.

As of March 31, 2020 and December 31, 2019, Summer Midwest had no secured irrevocable stand-by letters of credit.  As of March 31, 2020 and December 31, 2019, Summer Midwest had cash collateral held by various local utilities in the PJM market totaling $1,863,000 and $713,000, respectively.

As of March 31, 2020, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 5 - SURETY BONDS

As of March 31, 2020, Summer Midwest had a surety bond in the amount of $500,000 issued to the Illinois Commerce Commission and a surety bond in the amount of $250,000 issued to the Pennsylvania Public Utility Commission.   Both bonds are secured with $375,000 in cash held by the surety bond company.

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

At March 31, 2020 and December 31, 2019, the outstanding balance was $0 and $38,397, respectively.   Interest expense for the three months ended March 31, 2020 was as follows:

	For the Three Months Ended March 31,
	2020	2019
First Insurance Funding interest expense	$1,365	$-

NOTE 7 – FINANCING FROM DIGITAL LENDING SERVICES US CORP.

On March 12, 2020, Summer LLC (the “Borrower”) entered into a Loan Agreement (the “Agreement”) with Digital Lending Services US Corp., a Delaware corporation (“Digital Lending”).  Pursuant to the Agreement, Digital Lending agreed to provide a revolving loan (the “Loan”) to the Borrower, and the Borrower agreed to borrow and repay funds loaned by Digital Lending.

The amount of available credit under the Loan is $10,000,000.  The Loan is revolving in nature and is evidenced by a Revolving Promissory Note (the “Note”).  The maturity date of the Loan is March 11, 2023.  The Loan bears interest at a rate of 12.75% per annum, with monthly installment payments of accrued interest only.  The principal balance of the Loan may be prepaid at any time at the option of the Borrower, subject to certain prepayment charges.

The Loan was used by the Company to repay indebtedness owed to Blue Water (Note 8) and additional indebtedness, as well as for working capital and other general corporate purposes

In connection with the Agreement, the Borrower made certain customary representations and warranties, and agreed that while the Loan amount remains outstanding, it would not take certain actions, including that it will not incur certain debts (as defined in the Agreement); create, assume, or suffer to exist any lien on any property or asset of the Borrower, except those set forth in and allowed by the Agreement; consolidate or merge with any other entity; or sell, lease, or transfer all or substantially all of the assets of the Borrower. Also, in connection with the Agreement, the Borrower made certain affirmative and negative covenants, and agreed to designate a representative of Digital Lending to attend the Company’s board of directors’ meetings in a non-voting, observer capacity. As of March 31, 2020, Summer LLC was in compliance with the covenants of the Agreement.

In connection with the Agreement, the Borrower and Digital Lending also entered into a Security Agreement (the “Security Agreement”), and Summer Energy Holdings, Inc. executed a Guaranty (the “Guaranty”) and issued a Common Stock Purchase Warrant (“Warrant”) in favor of Digital Lending.

Security Agreement

Pursuant to the Security Agreement, the Borrower granted to Digital Lending a second position security interest in and to the Borrower’s collateral, as more fully defined in the Security Agreement, and which includes receivables, equipment, inventory, personal property, other intangibles, and proceeds from any of these, to secure the Borrower’s payment of its obligations under the Loan.  The security interest granted to Digital Lending is subordinate to a security interest granted to EDF Energy Services, LLC (“EDF”) pursuant to an Amended and Restated Energy Services Agreement dated June 19, 2019, as amended (Note 11).

Guaranty

Pursuant to the Guaranty, the Company agreed to guaranty the Borrower’s obligations under the Agreement and Note.

Warrant

In connection with the Agreement and the Loan, the Company agreed to issue to Digital Lending a Warrant (Note 19).  Pursuant to the Warrant, Digital Lending may purchase up to 250,000 shares of the Company’s common stock.  The Warrant has a term of five (5) years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant.  The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by receiving a net number of shares calculated pursuant to a formula set forth in the Warrant.

As of March 31, 2020, the outstanding balance of the Digital Lending loan was $9,000,000 and the accrued interest for the periods ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Digital Lending interest expense	$63,750	$-

The foregoing summaries of the terms and conditions of the Agreement, the Note, the Security Agreement, and the Guaranty do not purport to be complete, and are qualified in their entirety by reference to the full text of the Agreement, the Note, the Security Agreement and the Guaranty, each of which is attached as an exhibit to our Current Report on Form 8-K, filed on March 18, 2020.

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

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points. The amount of credit available pursuant to the Agreement, as amended by the Amendment, was $5,000,000.  The Note included a minimum monthly financing fee of $22,500 per month.  Interest was payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Agreement remained in effect, and the Company reaffirmed its obligations under the Guaranty. Further, under the Agreement, Summer LLC is subject to certain restrictive covenants, and Summer LLC was in compliance with such covenants during the three months ended March 31, 2020.

On March 12, 2020, simultaneous with the closing of the loan from Digital Lending (Note 7), the outstanding debt due and owing to Blue Water was paid in full.

As of March 31, 2020 and December 31, 2019, the outstanding balance of financing from Blue Water Capital was $0 and $4,920,000, respectively.

Interest expense for the three months ended March 31, 2020 and 2019 was:

	For the Three Months Ended March 31,
	2020	2019
Blue Water interest expense	$167,900	$126,075

 NOTE 9 - COMERICA BANK MASTER REVOLVING NOTE

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

On December 9, 2019, the Note was converted from a single payment note to a master revolving note (the “Revolver Note”), which is payable in full on demand from the Bank.  The Revolver note provides for advances, repayments and re-advances from time to time.  Interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such

day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time.   “Applicable Rate” means 0.25% per annum. Unless sooner demanded, accrued and unpaid interest on the unpaid principal balance of each outstanding advance shall be payable monthly, in arrears on the first business day of each month, from the date made until the same is paid in full.  As of March 31, 2020, the interest rate was 3.77%.

Guaranty of the Revolver Note has been made by four members of the Company’s board of directors (“Guarantors”).  The Company agreed to issue the four Guarantors shares of the Company’s common stock on a monthly basis depending on the outstanding balance due and owing under the Revolver Note for agreeing to act as a Guarantor.

As of March 31, 2020 and December 31, 2019, the outstanding balance of financing on the Comerica Revolver Note was $2,900,000.  Interest expense incurred for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Comerica Revolver Note interest expense	$34,236	$36,497

NOTE 10 – COMERICA BANK SINGLE PAYMENT NOTE

On December 20, 2019, the Company signed a Single Payment Note (the “Single Note”) with Comerica Bank in the amount of $2,100,000.  The Note has a maturity date of June 20, 2020, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.”   The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Referenced Rate” be less than the sum of the Daily Adjusting LIBOR Rate for such day plus two and one-half percent (2.5%) per annum.   “Prime Rate” means the per annum rate established by Comerica Bank as its prime rate for its borrowers at any such time.  “Applicable Margin” means 0.25% per annum.   Accrued and unpaid interest on the unpaid principal balance outstanding on the Note shall be payable monthly on the twentieth day of each month, commencing on January 20, 2020.  As of March 31, 2020, the interest rate was 3.50%.

Guaranty of the Single Note has been made by four members of the Company’s board of directors (“Guarantors”).  The Company agreed to issue the four Guarantors shares of the Company’s common stock on a monthly basis depending on the outstanding balance due and owing under the Note for agreeing to act as a Guarantor of the Single Note.

As of March 31, 2020 and December 31, 2019, the outstanding balance of financing on the Comerica Single Note was $2,100,000. Interest expense for the three months ended March 31, 2020 and 2019 was as follows:

	For the Three Months Ended March 31,
	2020	2019
Comerica Single Note interest expense	$24,792	$-

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

As of March 31, 2020 and December 31, 2019, EDF has provided credit support in the amount of $5,361,006 and $4,511,006, respectively, for cash collateral as well as to secure letters of credit (Note 4) and surety bonds (Note 5) for the benefit of the Company.

The Company incurred interest expense to EDF for the three months ended March 31, 2020 and 2019 as follows:

	For the Three Months Ended March 31,
	2020	2019
EDF interest	$264,264	$192,765

 NOTE 12 - LEASE LIABILITIES, COMMITMENTS AND CONTINGENCIES

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

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation that expired on February 28, 2020.  On September 1, 2018, PDS subleased 800 Bering Drive, Suite 250, Houston, Texas to an outside party, and Summer Northeast receives a monthly credit in the amount of $1,698 until the end of the lease obligation on February 28, 2020.  The monthly base rent is $3,727 for the period of November 1, 2017 to February 2018 and $3,904 until August 31, 2018.  Beginning on September 1, 2018 through the termination of the lease on February 28, 2020, the monthly rent, net of credit, is $2,255.

As of March 31, 2020 and December 31, 2019, the operating lease right-of-use assets and operating lease liabilities were $940,339 and $979,185, respectively. The long-term portion of the operating lease liabilities as of March 31, 2020 and December 31, 2019 in the amounts of $797,769 and $834,283, respectively, was included in long-term obligations.

As of March 31,2020, the weighted-average remaining lease term for operating leases was 5.68 years.  As of March 31, 2020, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of March 31, 2020 are summarized as follows:

Operating Leases
2020	$149,622
2021	199,494
2022	199,494
2023	197,294
2024	190,694
Thereafter	190,693
Total future minimum lease payments	1,127,291
Less amounts representing interest	(186,952)
Present value of lease liability	$940,339

Current-portion operating lease liability	(142,570)

Long-term portion operating lease liability	$797,769

Lease expense for the office space for the three months ended March 31, 2020 and 2019, respectively, was included in operating expenses on the consolidated statements of operations as follows:

	For the Three Months Ended March 31,
	2020	2019
Operating Lease expense	$38,846	$76,323

NOTE 13 – LONG-TERM OBLIGATIONS

Long-term obligations of the Company are comprised as follows:

	March 31, 2020	December 31, 2019
Financing from First Insurance Funding (Note 6)	$-	$38,397
Financing from Digital Lending Services US Corp. (Note 7)	9,000,000	-
Financing from Blue Water Capital Funding, LLC (Note 8)	-	4,920,000
Comerica Bank Master Revolving Note (Note 9)	2,900,000	2,900,000
Comerica Bank Single Payment Note (Note 10)	2,100,000	2,100,000
Wholesale Power Purchase Agreement with EDF collateral credit support (Note 11)	5,361,006	4,511,006
Operating lease obligations (Note 12)	940,339	979,185
Total obligations	$20,301,345	$15,448,588

Less current portion of obligations	(5,000,000)	(5,038,397)
Less current portion operating lease obligations (Note 12)	(142,570)	(144,902)
Long-term portion of obligations	$15,158,775	$10,265,289

For the three months ended March 31, 2020 and 2019, respectively, interest expense consists of the following on obligations:

	For the Three Months Ended March 31,
	2020	2019
Financing from First Insurance Funding (Note 6)	$1,365	$-
Financing from Digital Lending Services US Corp. (Note 7)	63,750	-
Financing from Blue Water Capital Funding, LLC (Note 8)	167,900	126,075
Comerica Master Revolving Note (Note 9)	34,236	36,497
Comerica Bank Single Payment Note (Note 10)	24,792	-
Wholesale Power Purchase Agreement with EDF (Note 11)	264,264	192,765
Related Party Promissory Loans (Note 21)	23,233	2,115
Related Party Guarantors (Note 22)	151,667	76,167
Other interest	312	84
Total interest expense	$731,519	$433,703

Interest income	5,837	15,231

Interest expense, net	$725,682	$418,472

  NOTE 14 - 2012 STOCK OPTION AND STOCK AWARD PLAN

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

During the three months ended March 31, 2020 and 2019, the Company granted no stock options under the 2012 Plan and recognized no stock compensation expense relating to the vesting of stock options issued from the 2012 Plan.

As of March 31, 2020, there are 2,000 shares that remain available for issuance under the 2012 Plan.

NOTE 15 - 2015 STOCK OPTION AND STOCK AWARD PLAN

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

During the three months ended March 31, 2020 and 2019, the Company issued no stock options under the 2015 Plan.

During the three months ended March 31, 2020 and 2019, respectively, the Company recognized total stock compensation expenses for vesting options issued from the 2015 Plan as follows:

	For the Three Months Ended March 31,
	2020	2019
2015 Stock Plan	$10,490	$16,433

As of March 31, 2020, the unrecognized expense for vesting of options issued from the 2015 Plan is $76,922 relating to 150,000 of unvested shares expected to be recognized over a weighted average period of approximately 6.71 years.

 As of March 31, 2020, there are 19,000 shares that remain available for issuance under the 2015 Plan.

NOTE 16 - 2018 STOCK OPTION AND STOCK AWARD PLAN

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

During the three months ended March 31, 2020, the Company granted under the 2018 Plan a total of 40,000 stock options to key employees.   The stock options had an exercise price of $2.00, a one-year vest period and an approximate fair value of $29,742 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.70% (ii) estimated volatility of 124.16% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the three months ended March 31, 2019, the Company granted under the 2018 Plan a total of 53,750 stock options with an exercise price of $2.25 to non-employee members of the Company’s Board of Directors, and a total of 2,500 stock options with an

exercise price of $2.50 to a key employee as compensation.   The options granted to the non-employee members of the Company’s Board of Directors vested immediately on the date of grant, and the 2,500 options granted to the key employee vest one-year from the date of grant.   The total 56,250 stock options granted during the quarter ended March 31, 2019 had an approximate fair value of $107,960 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.21% (ii) estimated volatility of 147.94% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the three-month periods ended March 31, 2020 and 2019, respectively, the Company recognized total stock compensation expense for the vesting of options issued from the 2018 Plan as follows:

	For the Three Months Ended March 31,
	2020	2019
2018 Stock Plan	$238,170	$137,951

As of March 31, 2020, the unrecognized expense for vesting of options issued from the 2018 Plan is $761,193 relating to 735,000 of unvested shares expected to be recognized over a weighted average period of approximately 6.97 years.

As of March 31, 2020, the Company had outstanding granted stock options under the 2018 Plan, net of forfeitures to purchase 1,371,250, and 128,750 shares remaining available for issuance.

NOTE 17 - NONQUALIFIED STOCK OPTIONS GRANTED OUTSIDE OF A STOCK OPTION OR STOCK AWARD PLAN

In September 2019, the Company entered into stock option grant agreements with six non-employee members of the Company’s Board of Directors whereby the Company agreed to grant non-qualified stock options outside of a stock option or a stock award plan during the months of September 2019, December 2019, March 2020 and June 2020 as compensation for services.  The stock options granted pursuant to these agreements and the shares issuable upon the exercise thereof have not been registered under the Securities Act of 1933, as amended.

On March 18, 2020, pursuant to the aforementioned grant agreements, the Company granted a total of 53,750 nonqualified stock options with an exercise price of $2.25 to six non-employee board members of the Company as compensation.  The total 53,750 stock options granted during the quarter ended March 31, 2020 had an approximate fair value of $57,760 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.66% (ii) estimated volatility of 124.16% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

As of March 31, 2020, the stock compensation expense associated with the non-qualified stock options issued outside of a stock option or stock award plan was $57,760.

NOTE 18 - PRIVATE PLACEMENT OFFERINGS

During the three months ended March 31, 2020, the Company accepted a subscription from an accredited investor to purchase 30,000 shares of common stock in exchange for cash proceeds in the amount of $45,000.

During the three months ended March 31, 2019, the Company commenced a private placement offering (the “2019 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship during the year ended December 31, 2019.   The 2019 Offering was to accredited investors to purchase shares of the Company’s common stock at a purchase price of $1.50 per share. The 2019 Offering resulted in the issuance of 3,180,000 shares of common stock in exchange for cash proceeds in the amount of $4,770,000.

 NOTE 19 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with various agreements and has vested warrants from a previously terminated Master Marketing Agreement.

On January 31, 2020, the Company issued a warrant to purchase up to eight (8) shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company to potential electricity sales leads.  The five-year warrant has an exercise price of $1.50 per share.   The fair value of the warrant is $15 determined using the Black-Scholes option-pricing model.  The assumptions used to calculate the fair value are as follows: (i) risk-free interest rate of 1.62% (ii) estimated volatility of 136.59% (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

On March 12, 2020, the Company issued a warrant for 250,000 shares of the Company’s common stock under the agreement with Digital Lending (Note 7).  The five-year warrant has an exercise price of $1.50 per share and is subject to adjustment as set for in the Warrant. The fair value of warrant was $245,337 determined using the Black-Scholes option-pricing model and was expensed during the quarter ended March 31, 2020.  The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.66%, (ii) estimated volatility of 123.91%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

As of March 31, 2020, the Company had outstanding warrants to purchase up to 991,212 shares of the Company’s common stock, of which 725,975 are fully vested.

NOTE 20 - RELATED PARTY LINES OF CREDIT

Effective March 12, 2020, the Company entered into two separate lines of credit agreements with related parties, Mr. Neil Leibman and LaRose Holdings LLLP.   Mr. Leibman is an officer of the Company and serves on the Company’s board of directors. LaRose Holdings LLLP is an entity controlled by Al LaRose, Jr. who serves on the Company’s board of directors.

The Company entered into a line of credit agreement (the “Leibman Line”) with Mr. Leibman (“Lender Leibman”).   The line of credit allows the Company to borrow a maximum principal amount of $1,000,000 to be used by the Company for working capital and other purposes determined by the board of directors of the Company.    During the term of the Leibman Line, Lender Leibman may make periodic loans as requested by the Company so long as the aggregate principal amount outstanding at any time does not exceed the maximum amount of the Leibman Line.   Simple interest shall accrue on the unpaid principal balance outstanding under the Leibman Lines at the rate of 5% per annum and interest will be calculated on the basis of a 365-day year.  Any unpaid principal and all accrued but unpaid interest shall be due and payable in full by the Company no later than May 15, 2023.

The Company entered into a line of credit agreement (the “LaRose Line”) with LaRose Holdings, LLLP (“Lender LaRose”).   The line of credit allows the Company to borrow a maximum principal amount of $1,000,000 to be used by the Company for working capital and other purposes determined by the board of directors of the Company.    During the term of the LaRose Line, Lender LaRose may make periodic loans as requested by the Company so long as the aggregate principal amount outstanding at any time does not exceed the maximum amount of the LaRose Line.   Simple interest shall accrue on the unpaid principal balance outstanding under the LaRose Line at the rate of 5% per annum and interest will be calculated on the basis of a 365-day year.  Any unpaid principal and all accrued but unpaid interest shall be due and payable in full by the Company no later than May 15, 2023.

The form of line of credit agreement, upon which the Leibman Line and LaRose line are based, is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

NOTE 21 - RELATED PARTY PROMISSORY NOTES

On January 15, 2020, the Company executed a promissory note in the amount of $600,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of April 14, 2020. On March 13, 2020, the Company paid in full the outstanding balance of the loan from Mr. Leibman with interest in the amount of $4,849.  As of March 31, 2020, the balance of the loan from Mr. Leibman was $0.

On December 18, 2019, the Company executed a promissory note in the amount of $590,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of March 18, 2020. On December 20, 2019, the Company paid in full the outstanding balance of the loan from Mr. Leibman with interest in the amount of $242.  As of March 31, 2020, the balance of the loan from Mr. Leibman was $0.

On November 8, 2019, the Company executed a promissory note in the amount of $850,000 to evidence an advance by Mr. Leibman for purposes of short-term financing.  The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020.  On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020 with all other provisions of the original note remaining in full force and effect.  On March 13, 2020, the Company paid Mr. Leibman in full the outstanding balance of the loan with interest in the amount of $8,384.   As of March 31, 2020, the balance of the loan from Mr. Leibman was $0.

On November 8, 2019, the Company executed a promissory note in the amount of $1,000,000 to evidence an advance by LaRose Holdings LLLP, an entity controlled by Al LaRose, for purposes of short-term financing.  Mr. LaRose is a director of the Company. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020.  On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020 with all other provisions of the original note remain in full force and effect.   On March 13, 2020, the Company paid LaRose Holdings in full the outstanding balance of the loan with interest in the amount of $10,000.   As of March 31, 2020, the balance of the loan from LaRose Holdings LLLP was $0.

On January 7, 2019, the Company entered into a promissory note in the amount of $473,000 for an advance by Mr. O’Leary, a member of the Company’s board of directors, for purposes of short-term financing.    The promissory note accrued interest at a rate

of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019.  On February 7, 2019, the Company paid back in full the loan from Mr. O’Leary with interest in the amount of $2,009.  As of March 31, 2020 and 2019, the balance of the loan from Mr. O’Leary was $0, respectively.

On January 7, 2019, the Company entered into a promissory note in the amount of $25,000 for an advance by Messrs. O’Leary and Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019. On February 7, 2019, the Company paid back in full the loan from Messrs. O’Leary and Leibman with interest in the amount of $106.   As of March 31, 2020 and 2019, the balance of the loan from Messrs. O’Leary and Leibman was $0, respectively.

The following table summarizes interest paid to related parties on promissory notes for the three months ended March 31, 2020 and 2019 is as follows:

		For the Three Months Ended March 31,
	Original Date of Note	2020	2019
Related party interest expense for $600,000 note	1/15/2020	$4,849	$-
Related party interest expense for $590,000 note	11/8/2019	-	-
Related party interest expense for $850,000 note	11/8/2019	8,384	-
Related party interest expense for $1,000,000 note	11/8/2019	10,000	-
Related party interest expense for $473,000 note	1/7/2019	-	2,009
Related party interest expense for $25,000 note	1/7/2019	-	106
Total		$23,233	$2,115

NOTE 22 - RELATED PARTY GUARANTORS

On December 18, 2018, four members of the Company’s Board of Directors, Stuart Gaylor, Andrew Bursten, Tom O’Leary and Neil Leibman (Mr. Leibman is also an executive officer) (collectively, the “Guarantors”) guaranteed a single payment note with Comerica Bank (See Note 9) in the amount of $2,900,000 which was converted to a master revolving note on December 9, 2019. The Company agreed to pay interest at a rate of 12% for the guarantee and such interest is to be paid with the issuance of the Company’s common stock.

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

The Company incurred interest expense to the Guarantors during the three months ended March 31, 2020 and 2019 as follows:

	For the Three Months Ended March 31,
	2020	2019
Guarantor interest expense on Comerica Revolver Note	$87,967	$76,167
Guarantor interest expense on Comerica Single Payment Note	63,700	-
	$151,667	$76,167

NOTE 23 - OTHER RELATED PARTY TRANSACTIONS

In February 2019, Mr. Leibman provided aviation transportation for business purposes, and the Company paid $23,469 in fuel costs.

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS Management Group, LLL (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas.   PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors.  The Company paid for lease expense related to the agreement with PDS for the three months ended March 31, 2020 and 2019 as follows:

	For the Three Months Ended March 31,
	2020	2019
Summer Northeast sublease payments	$4,662	$6,993

NOTE 24 - SUMMER ENERGY 401(K) PLAN

In January 2017, the Company adopted a qualified 401(K) Retirement Plan (the “Plan”) whereby eligible employees may elect to save for retirement on a tax-advantaged basis.   There are two types of salary deferrals: pre-tax 401(K) deferrals and Roth 401(K) deferrals.   Eligible employee participants are automatically enrolled at 3% of compensation unless a participant elects an alternative deferral percentage limited to dollar amount of $19,500 in 2020 or elects not to defer under the Plan. There is no Company match to the Plan.

NOTE 25 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer.   Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the three months ended March 31, 2020 and 2019 is follows:

	For the Three Months Ended March 31,
	2020	2019
Employee Stock Purchase Plan	$690	$927

NOTE 26 - CORONAVIRUS (COVID-19)

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and although operations were not materially affected by the coronavirus outbreak during the first quarter of 2020, the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing as the delivery of electricity to customers is considered an essential business. Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers, and third-party service providers. At this time, the Company is unable to estimate the impact of this event on its operations.

NOTE 27 - SUBSEQUENT EVENTS

On April 8, 2020, the Company was advanced $1,000,000 by Mr. Leibman under the terms and conditions of the Leibman Line (Note 20) to be utilized as short-term working capital for the Company.

On April 9, 2020, the Company issued 101,112 shares of the Company’s common stock as payment for the accrued interest for the personal guarantees of the Comerica Bank Master Revolver Note (Note 9) and the Comerica Bank Single Payment Note (Note 10).

On April 20, 2020, the Company received $2,342,300 in loan funding from the SBA PPP, established pursuant to the recently enacted CARES Act. The unsecured loan (the “Loan”) is evidenced by a promissory note issued by the Company (the “Note”) in favor of Frost Bank (the “Bank”), as lender. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed.  No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part.

On April 24, 2020, the irrevocable standby letter of credit in the amount of $500,000 issued to the State of New Hampshire Public Utilities Commission (Note 4) was amended to reflect and expiration date of May 1, 2021.

On April 28, 2020, the Company paid in full the $1,000,000 of the principal advanced from the Leibman Line (Note 20) on April 8, 2020 and paid Mr. Leibman $2,877 of accrued interest.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors” and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2019.  You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

Recent Developments

COVID-19

The recent outbreak of the novel Coronavirus (“COVID-19”) is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. Some industries have been impacted more severely than others.

In response to the COVID-19 pandemic, the Company deployed a remote working strategy for the Company’s call center that enabled certain employees of the Company to work from home, provided timely communication to team members and customers, implemented protocols for team members' safety, and initiated strategies for monitoring and responding to local COVID-19 impacts. The Company's preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations. The Company is closely monitoring bad debt as a result of the COVID-19 pandemic, for the first quarter of 2020, the Company had no material impact to its business, financial condition or results of operations.

We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict at this time the extent of the impact that COVID-19 will have on our operations, business, financial condition, liquidity or results of operations going forward. Please see “Item 1A - Risk Factors” in this Report.

Appointment of President

Effective April 1, 2020, Neil Leibman was appointed by the Company’s Board of Directors to serve as President of the Company, in addition to his current role of Chief Executive Officer.

Organization

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

Our wholly-owned subsidiary, Summer Midwest, is a licensed REP in the states of Ohio and Illinois.  In general, the regulatory structure in these states permits REPs, such as Summer Midwest, to procure and sell electricity at unregulated prices.  As a REP, Summer Midwest sells electricity to residential and commercial customers.  In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through Management’s existing, historical relationships.  Residential customers are a secondary target market.  Summer Midwest began flowing electricity in the state of Ohio which is in the Pennsylvania, Jersey, Maryland Power Pool (“PJM”) market during the month of July 2019 and in the state of Illinois during the month of January 2020.

Results of Operations

Three Months Ended March 31, 2020, compared to the Three Months Ended March 31, 2019

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

In 2020, the Company’s growth strategy is to continue to focus on the expansion of the PJM market within the states of Ohio, Illinois and Pennsylvania as well as to continue to expand within the ERCOT pre-paid market. Management plans to continue to execute on its current sales and marketing program to solicit individual commercial and residential customers and to evaluate and acquire portfolios of commercial and residential customers where they make sense economically or strategically.

The current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact our overall customer attrition, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic.  Those orders may cause our attrition to be lower than what it would be otherwise.   We are unable to predict the ultimate impact of these actions on overall customer attrition at this time. Please see “Item 1A—Risk Factors” in this Report.

For the quarter ended March 31, 2020 compared to 2019, the Company’s overall delivered volumes of electricity increased by 15.99% attributed primarily to the increase in the ERCOT market, the ERCOT pre-paid market and the start-up of operations in the PJM market.

Weather Conditions

Weather conditions are a key driver to our success and weather directly influences the demand for electricity and affects the prices of energy commodities. We are particularly sensitive to this variability with our residential customers in which energy is highly sensitive to weather conditions that impart heating and cooling demand.   Our hedging strategy is based on forecasted customer energy usage, which can vary substantially as a result of weather patterns deviating from historical norms.   Our risk management policies direct that we hedge substantially all of our forecasted demand, which is typically hedged to long-term weather patterns.  We also attempt to add additional contracts from time to time to protect us from volatility in markets where we have historically experienced higher exposure to extreme weather conditions.   Because we attempt to match commodity purchases to anticipated demand, unanticipated changes in weather patterns can have a significant impact on our operating results and cash flows from period to period.

Due to the COVID-19 pandemic, we are experiencing changes in customer demand that we cannot fully anticipate. While not weather related, these changes in demand may lead us to experience financial gains and/or losses in much the same fashion as a weather event as the current circumstances make it more difficult to accurately predict demand. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy with regard to our load forecasts. Please see “Item 1A—Risk Factors” in this Report.

During the first quarter of 2020, we experienced a milder than anticipated winter season (particularly in January 2020) across many of our markets, which impacted overall customer usage and led to higher than anticipated balancing costs for energy.  Delivered volumes were higher during the first quarter ended March 2020 compared to March 2019, however, the overall revenue rate declined.    The reduction in the revenue rate coupled with the increased costs of goods sold resulted in a decline in the gross margin.   Despite the decline in gross margin, earnings for the first quarter ended March 31, 2020 were consistent with the Company’s expectation and pace for 2020 earnings targets.

For the quarter ended March 31, 2020 compared to 2019, the Company’s unit gross margin is as follows:

	For the Three Months Ended March
	2020	2019	Variance	Percentage Variance

Revenue	$38,866,990	$34,825,869	4,041,121	11.60%

Cost of goods sold
Power purchases and balancing/ancillary	17,102,628	15,370,654	1,731,974
Transportation and distribution providers charge	16,185,720	13,649,161	2,536,559

Total cost of goods sold	33,288,348	29,019,815	4,268,533	14.71%

Gross Margin	$5,578,642	$5,806,054	(227,412)	-3.92%

Revenue – For the quarter ended March 31, 2020, we generated $38,866,990 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers.  The majority of our revenue comes from the flow of electricity to customers and includes revenues from contract cancellation fees, disconnection fees and late fees of $862,257.

Revenues for the quarter ended March 31, 2019 were $34,825,869 from electricity revenue and includes $884,970 from cancellation and disconnection and late fees.

	For the Three Months Ended March 31,
	2020		2019		Variances
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	Change in Delivered Volume (Mwh)	Volume Percentage Change	Change in $$	$$ Percentage Change
Electricity Revenues from Contracts with Customers

ERCOT Market	417,725	$35,261,243	357,812	$30,802,698	59,913	16.74%	$4,458,545	14.47%
ERCOT Pre-Paid Market	11,898	1,446,777	10,231	1,213,790	1,667	16.29%	232,987	19.20%
Northeast Market	9,349	1,107,278	14,098	1,924,411	(4,749)	-33.69%	(817,133)	-42.46%
Midwest Market	4,255	189,435	-	-	4,255	100.00%	189,435	100.00%
Total	443,227	38,004,733	382,141	33,940,899	61,086	15.99%	4,063,834	11.97%

Other Revenues:
Fees Revenue		862,257		884,970			(22,713)	-2.57%

Total Revenues:		$38,866,990		$34,825,869			$4,041,121	11.60%

Total revenues for the quarter ended March 31, 2020 compared to March 31, 2019 increased by approximately 11.60%.  In the ERCOT Pre-Paid Market, the revenue increased by 19.20% due to customer growth.  The Northeast market had a 42.46% decrease in revenue related to the continuing decrease in the customer base in 2020 compared to 2019.  The Company began flowing electricity in the PJM market in July 2019 and the anticipated customer base as this market grows will consist of residential and commercial customers.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers and to realign key sales personnel to focus on rebuilding the customer base in the Northeast market.  In addition, management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended March 31, 2020, cost of goods sold and gross profit totaled $33,288,348 and $5,578,642, respectively. Cost of goods sold and gross margin for the three months ended March 31, 2019 was $29,019,815 and $5,806,054, respectively.

	For the Three Months Ended March 31,
	2020	2019	Increase in Costs ($$)	Percentage Increase (Decrease)
Power Purchases and balancing/ancillary
ERCOT Market	$32,051,976	$26,986,735	$5,065,241	18.77%
Northeast Market	1,096,434	2,033,080	(936,646)	-46.07%
Midwest Market	139,938	-	139,938	100.00%
	$33,288,348	$29,019,815	$4,268,533	14.71%

Cost of goods sold for the quarter ended March 31, 2020 compared to March 31, 2019, increased in total by approximately 14.71% due to the increased volumes delivered.  The gross profit margin decreased for the quarter ended March 31, 2020 compared to March 31, 2019 by 3.92%.  The delivered volumes were higher during the first quarter ended March 2020 compared to March 2019, however, the overall revenue rate declined.   The reduction in the revenue rate coupled with the increased costs of goods sold resulted in a decline in the gross margin.    The Northeast market decreased by 33.69% due to continued compression of the customer base during 2020 compared to 2019.

Operating Expenses – Operating expenses for the quarter ended March 31, 2020, totaled $5,835,041, consisting primarily of general and administrative expenses of $3,507,507, stock compensation of $306,420, bank service fees of $345,246, professional fees of $185,594, outside commissions of $1,189,337, collection fees/sales verification fees $19,525 and $281,412 of billing fees. Billing fees are primarily costs paid to a third-party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended March 31, 2019, totaled $5,273,766 consisting primarily of general and administrative expenses of $3,175,067, stock compensation of $154,384, bank service fees of $286,286, professional fees of $215,305, outside commissions of $1,189,804, collection fees/sales verification fees $15,949 and $236,971 of billing fees.

	For the Three Months Ended March 31,
	2020	2019	Variance	Percentage Change
General and administrative	$3,507,507	$3,175,067	$332,440	10.47%
Stock compensation	306,420	154,384	152,036	98.48%
Bank service fees	345,246	286,286	58,960	20.59%
Professional fees	185,594	215,305	(29,711)	-13.80%
Outside commission expense	1,189,337	1,189,804	(467)	-0.04%
Collection fees/sales verification fees	19,525	15,949	3,576	22.42%
Billing fees	281,412	236,971	44,441	18.75%
	$5,835,041	$5,273,766	$561,275	10.64%

Operating expenses for the three months ended March 31, 2020 reflects an increase of approximately $561,274, or 10.64%, as compared to the three months ended March 31, 2019.  This increase was primarily attributable to increase in stock compensation related to the issuance of stock options to key employees and to the Company’s board of directors as well as expenses related to increased volume of customers specifically bank fees, collection fees and billing fees. We are taking actions to reduce expenses to restore operating margins and better position the Company for the current challenging economic environment and uncertainties related to COVID-19.

Net Income (Loss) – Net income (loss) for the three months ended March 31, 2020 and 2019, totaled ($999,714) and $112,254, respectively.

Liquidity and Capital Resources

At March 31, 2020 and December 31, 2019, our cash totaled $872,086 and $814,360, respectively.  Our principal cash requirements for the quarter ended March 31, 2020 were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures.  During the three months ended March 31, 2020, the primary source of cash was from electricity revenues, proceeds of a private placement offering in the amount of $45,000 and net loan proceeds of $4,080,000.  During the three months ended March 31, 2019, the primary source of cash was from electricity revenues and proceeds in a private placement offering in the amount of $4,770,000.

General – The Company’s decrease in net cash flow during the first three months of 2020 is attributable to $3,165,407 cash used in operating activities, $11,416 cash used in investing activities, and $2,809,664 provided by financing activities, which includes $45,000 from proceeds received in private placement and net loan proceeds of $4,080,000. The Company’s increase in net cash flow during the three months ended March 31, 2019 is attributable to $4,115,187 cash used in operating activities, $0 used in investing activities for the purchase of property and equipment, and $4,433,000 provided by financing activities of which $4,770,000 were from private placement proceeds.

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

Cash Outflows for Capital Assets, Customer Acquisition and Deposits

We expect to expend funds for capital assets, customer acquisition and deposits in connection with the expansion of our business during the remainder of the current fiscal year.  The anticipated source of funds will be cash on hand and the capital raised or borrowed during the year ended December 31, 2020.

Future Financing Needs

With the proceeds received from equity investments and loans (including the PPP Loan), management believes that we have adequate liquidity to support operations, but this belief is based upon many assumptions and is subject to numerous risks.

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

As stated above, in late 2019, a novel strain of coronavirus (COVID-19) was first detected in Wuhan, China. Following the outbreak of this virus, governments throughout the world, including in the United States of America, have quarantined certain affected regions, restricted travel and imposed significant limitations on other economic activities. The Company’s operations team is closely monitoring the potential impact to the Company’s business, including its cash flows, customers and employees. If the situation continues to impact our customers, our cash flows, financial position and operating results for fiscal year 2020 and beyond will be negatively impacted. Neither the length of time nor the magnitude of the negative impacts can be presently determined.

Our financial results for the first quarter of 2020 were not materially impacted by COVID-19, primarily since many of the initial economic effects of the early stages of the COVID-19 pandemic resulting from the various shelter-in-place and other social distancing orders occurred towards the end of our first quarter. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers, suppliers and partners.

The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Security holders and potential investors in our securities should carefully consider the Risk Factors (“Item 1A – Risk Factors”) included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 27, 2020 (the “2019 Form 10-K”).  The following is an update to the risk factors set forth in the 2019 Form 10-K.  Other than the following update, as of the date of this filing, there have been no material changes to the Risk Factors included in our 2019 Form 10-K. The Risk Factors set forth in the 2019 Form 10-K should be read carefully in connection with evaluating our business and in connection with the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Any of the risks described in the 2019 Form 10-K could materially adversely affect our business, financial condition or future results and the actual outcome of matters as to which forward-looking statements are made.  These are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We face risks related to health epidemics, pandemics and other outbreaks, including COVID-19.

The recent outbreak of COVID-19 is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. The extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our business, financial condition or results of operations. However, an extended slowdown of the United States’ economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to direct credit risk for certain customers who may fail to pay their bills as they become due.

We bear direct credit risk related to customers located in markets that have not implemented POR programs as well as indirect credit risk in those POR markets that pass collection efforts along to us after a specified non-payment period. We generally have the ability to terminate contracts with customers in the event of non-payment, but in most states in which we operate we cannot disconnect their electricity service. In POR markets where the local regulated utility has the ability to return non-paying customers to us after specified periods, we may realize a loss for several billing periods until we can terminate these customers’ contracts. We may also realize a loss on fixed-price customers in this scenario due to the fact that we will have already fully hedged the customer’s expected commodity usage for the life of the contract and we also remain liable to our suppliers of electricity for the cost of our supply commodities. Furthermore, in the Texas market, we are responsible for billing the distribution charges for the local regulated utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. Changing economic factors, such as rising unemployment rates and energy prices, also result in a higher risk of customers being unable to pay their bills when due.

In addition, the current COVID-19 pandemic has caused regulatory agencies and other governmental authorities to take, and potentially continue to take, emergency or other actions in light of the pandemic that may impact us, including prohibiting the termination of service for non-payment during the current COVID-19 pandemic, requiring deferred payment plans for certain customers unable to pay their bill, and utilities increasing POR fees they charge us in an effort to recoup their bad debts losses. Because of the time lag between the delivery of electricity and natural gas, the issuance of an invoice, and the customer’s payment due date, there may be a substantial lag in time before we are able to determine specific trends in bad debt expense as a result of COVID-19. These actions taken by regulatory agencies and governmental authorities may impact our financial results, cash flow and liquidity and the duration of these changes are unknown. At this time, we are unable to predict the impact that this or other related events may have on our collection efforts due to non-payment.

Our financial results may be adversely impacted by weather conditions; changes in consumer demand.

Due to the COVID-19 pandemic, we are experiencing changes in customer demand that we cannot fully anticipate. While not weather related, these changes in demand may lead us to experience financial gains and/or losses in much the same fashion as a weather event as the current circumstances make it more difficult to accurately predict demand. While we continue to conduct analytics on our customer base to anticipate these changes in demand, we cannot predict how the COVID-19 pandemic will ultimately impact our hedging strategy with regard to our load forecasts.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 21, 2020, the Company issued shares of its restricted common stock in a private offering to an accredited investor with whom the Company and its management and affiliates had prior relationships.  The Company issued an aggregate of 30,000 shares of its restricted common stock for aggregate proceeds to the Company of $45,000.  The shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

On March 18, 2020, the Company granted nonqualified options to purchase a total of up to 53,750 shares of the Company’s common stock to six non-employee directors as compensation.  The options have a term of ten years and an exercise price of $2.25 per share. The options to purchase shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

On April 9, 2020, the Company issued 101,112 shares of the Company’s common stock in lieu of cash to four individuals in consideration for acting as guarantors of a loan to the Company from Comerica Bank. The Company agreed to pay interest at a rate of 12% of the outstanding balance of such loan for the guarantee and such interest is to be paid with the issuance of shares of the Company’s common stock.   The four individuals are also members of the Company’s Board of Directors:  Neil Leibman, Tom O’Leary, Andrew Bursten and Stuart Gaylor. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

During the quarter ended March 31, 2020, the Company issued one warrant to purchase eight shares of the Company’s common stock, to a sales broker pursuant to separate referral agreements whereby the sales brokers introduce potential sales leads to the Company for electricity services.  The warrant has a strike price of $1.50 per share and a term of five (5) years.  The warrant was issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

ITEM 5.   OTHER INFORMATION

On March 12, 2020, the Company entered into a line of credit agreement (the “Leibman Line”) with Mr. Leibman (“Lender Leibman”).   The line of credit allows the Company to borrow a maximum principal amount of $1,000,000 to be used by the Company for working capital and other purposes determined by the board of directors of the Company.    During the term of the Leibman Line, Lender Leibman may make periodic loans as requested by the Company so long as the aggregate principal amount outstanding at any time does not exceed the maximum amount of the Leibman Line.   Simple interest shall accrue on the unpaid principal balance outstanding under the Leibman Lines at the rate of 5% per annum and interest will be calculated on the basis of a 365-day year.  Any unpaid principal and all accrued but unpaid interest shall be due and payable in full by the Company no later than May 15, 2023.

On March 12, 2020, the Company entered into a line of credit agreement (the “LaRose Line”) with LaRose Holdings, LLLP (“Lender LaRose”).   The line of credit allows the Company to borrow a maximum principal amount of $1,000,000 to be used by the Company for working capital and other purposes determined by the board of directors of the Company.    During the term of the LaRose Line, Lender LaRose may make periodic loans as requested by the Company so long as the aggregate principal amount outstanding at any time does not exceed the maximum amount of the LaRose Line.   Simple interest shall accrue on the unpaid principal balance outstanding under the LaRose Line at the rate of 5% per annum and interest will be calculated on the basis of a 365-day year.  Any unpaid principal and all accrued but unpaid interest shall be due and payable in full by the Company no later than May 15, 2023.

The form of line of credit agreement, upon which the Leibman Line and LaRose Line are based, is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

10.1	Form of Line of Credit Agreement.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*	Certification of the CEO and CFO pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SUMMER ENERGY HOLDINGS, INC.

Date:	May 20, 2020	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	May 20, 2020		/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)