Form 10-Q
period 2020-06-30
SUMMER ENERGY HOLDINGS INC
filed 2020-08-14
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of August 13, 2020 was 31,764,710.

Summer Energy Holdings, Inc.

FORM 10-Q

ITEM 1. FINANCIAL STATEMENTS4

CONDENSED CONSOLIDATED BALANCE SHEETS4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS5

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY6

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS8

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS28

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK35

ITEM 4. CONTROLS AND PROCEDURES35

PART II – OTHER INFORMATION36

ITEM 1A. RISK FACTORS36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS37

ITEM 6. EXHIBITS38

SIGNATURES39

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$3,533,068	$814,360
Restricted cash	2,026,023	3,197,708
Accounts receivable, net	47,794,975	41,847,949
Prepaid and other current assets	4,111,808	3,612,607
Total current assets	57,465,874	49,472,624
Property and equipment, net	63,339	58,418
Deferred financing cost, net	464,246	3,125
Operating lease right-of-use assets, net	905,558	979,185
Intangible asset, net	393,768	984,420
Total assets	$59,292,785	$51,497,772
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,327,194	$1,496,461
Accrued wholesale power purchased	20,276,581	17,538,120
Accrued transportation and distribution charges	6,514,082	5,320,851
Accrued expenses	5,456,943	4,809,533
Related party loans	-	1,850,000
Current-portion operating lease obligation	144,899	144,902
Current-portion of obligations	5,094,761	5,038,397
Total current liabilities	38,814,460	36,198,264
Long-term liabilities:
Long-term obligations, net of current portion	16,913,965	10,265,289
Total liabilities	55,728,425	46,463,553
Commitments and contingencies
Stockholders’ equity:
Common stock - $.001 par value, 100,000,000 shares authorized,
31,663,598 and 31,532,486 shares issued and outstanding at
June 30, 2020 and December 31, 2019, respectively	31,663	31,531
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	32,200,230	30,879,055
Accumulated deficit	(28,615,533)	(25,824,367)
Total stockholders’ equity	3,564,360	5,034,219
Total liabilities and stockholders’ equity	$59,292,785	$51,497,772

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$42,522,436	$40,498,587	$81,389,426	$75,324,456
Cost of goods sold
Power purchases and balancing/ancillary	21,977,158	22,027,541	39,079,786	37,398,195
Transportation and distribution providers charge	15,958,473	15,116,171	32,144,193	28,765,332
Total cost of goods sold	37,935,631	37,143,712	71,223,979	66,163,527
Gross profit	4,586,805	3,354,875	10,165,447	9,160,929
Operating expenses	5,603,791	5,359,717	11,438,832	10,633,483
Operating loss	(1,016,986)	(2,004,842)	(1,273,385)	(1,472,554)
Other expense
Financing costs	(43,522)	(1,563)	(61,155)	(3,125)
Interest expense, net	(722,628)	(361,066)	(1,448,310)	(779,538)
Total other expense	(766,150)	(362,629)	(1,509,465)	(782,663)
Net loss	(1,783,136)	(2,367,471)	(2,782,850)	(2,255,217)
Income tax expense	8,316	-	8,316	-
Net loss	$(1,791,452)	$(2,367,471)	$(2,791,166)	$(2,255,217)
Net loss per common share:
Basic	$(0.06)	$(0.08)	$(0.09)	$(0.07)
Dilutive	$(0.06)	$(0.08)	$(0.09)	$(0.07)
Weighted average number of shares:
Basic	31,653,598	31,081,975	31,608,037	30,156,821
Dilutive	31,653,598	31,081,975	31,608,037	30,156,821

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at March 31, 2019	30,660,833	$30,660	$(52,000)	$28,384,102	$(14,979,024)	$13,383,738
Issuance of warrants	-	-	-	143,731	-	143,731
Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	16,433	-	16,433
Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	284,777	-	284,777
Issuance of common stock associated with a private placement offering	640,000	640	-	959,360	-	960,000
Issuance of common stock as interest payment for personal guaranty	81,112	81	-	121,586	-	121,667
Issuance of common stock associated with the cashless exercise of warrants	106,053	106	-	(106)	-	-
Net loss	-	-	-	-	(2,367,471)	(2,367,471)
Balance at June 30, 2019	31,487,998	$31,487	$(52,000)	$29,909,883	$(17,346,495)	$12,542,875

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at March 31, 2020	31,562,486	$31,562	$(52,000)	$31,475,796	$(26,824,081)	$4,631,277
Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	80,102	-	80,102
Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	440,114	-	440,114
Vesting of stock options and restricted shares outside of stock option and award plans	-	-	-	52,651	-	52,651
Issuance of common stock as interest payment for personal guaranty	101,112	101	-	151,567	-	151,668
Net loss	-	-	-	-	(1,791,452)	(1,791,452)
Balance at June 30, 2020	31,663,598	$31,663	$(52,000)	$32,200,230	$(28,615,533)	$3,564,360

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2018	27,480,833	$27,480	$(52,000)	$23,357,951	$(15,091,278)	$8,242,153
Issuance of warrants	-	-	-	248,678	-	248,678
Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	32,866	-	32,866
Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	422,728	-	422,728
Issuance of common stock associated with a private placement offering	3,820,000	3,820	-	5,726,180	-	5,730,000
Issuance of common stock as interest payment for personal guaranty	81,112	81	-	121,586	-	121,667
Issuance of common stock associated with the cashless exercise of warrants	106,053	106	-	(106)	-	-
Net loss	-	-	-	-	(2,255,217)	(2,255,217)
Balance at June 30, 2019	31,487,998	$31,487	$(52,000)	$29,909,883	$(17,346,495)	$12,542,875

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2019	31,532,486	$31,531	$(52,000)	$30,879,055	$(25,824,367)	$$5,034,219
Issuance of warrants	-	-	-	245,352	-	245,352
Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	90,592	-	90,592
Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	678,284	-	678,284
Vesting of stock options and restricted shares outside of stock option and award plans	-	-	-	110,411	-	110,411
Issuance of common stock associated with a private placement offering	30,000	31	-	44,969	-	45,000
Issuance of common stock as interest payment for personal guaranty	101,112	101	-	151,567	-	151,668
Net loss	-	-	-	-	(2,791,166)	(2,791,166)
Balance at June 30, 2020	31,663,598	$31,663	$(52,000)	$32,200,230	$(28,615,533)	$3,564,360

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,791,166)	$(2,255,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of deferred financing costs	61,155	3,125
Broker warrant compensation expense	15	104,947
Consulting compensation expense	-	143,731
Stock compensation expense	879,287	455,594
Interest payment in common stock for personal guaranty	151,668	121,667
Depreciation of property and equipment	17,740	20,423
Amortization of non-cash lease costs	73,627	153,894
Amortization of intangible asset	590,652	590,652
Bad debt expense	204,053	297,550
Changes in operating assets and liabilities:
Accounts receivable	(6,151,079)	(7,271,990)
Prepaid and other current assets	(357,849)	126,521
Accounts payable	(169,267)	(1,836,571)
Accrued wholesale power purchased	2,738,461	5,276,539
Accrued transportation and distribution charges	1,193,231	1,631,460
Accrued expenses and other	573,783	(673,092)
Net cash used in operating activities	(2,985,689)	(3,110,767)
Cash Flows from Investing Activities
Purchase of property and equipment	(22,661)	-
Net cash used in investing activities	(22,661)	-
Cash Flows from Financing Activities
Deferred financing costs	(276,939)	-
Repayment of Blue Water Capital Funding, LLC	(4,920,000)	-
Advances from wholesale provider for collateral support	850,000	963,000
Repayments to wholesale provider for collateral support	(550,000)	-
Proceeds from Digital Lending Services US Corp.	9,000,000	-
Payments on Comerica Bank Revolving Note	-	(2,200,000)
Payments on financing of directors and officer's insurance policy	(84,988)	(35,385)
Proceeds from related party lines of credit	1,000,000	-
Repayment of related party lines of credit	(1,000,000)	-
Proceeds from related party promissory notes	600,000	498,000
Repayment of related party promissory notes	(2,450,000)	(498,000)
Proceeds from issuance of common shares in a private placement	45,000	5,730,000
Proceeds from Paycheck Protection Program Loan	2,342,300	-
Net cash provided by financing activities	4,555,373	4,457,615
Net Increase in Cash and Restricted Cash	1,547,023	1,346,848
Cash and Restricted Cash at Beginning of Period	4,012,068	3,854,885
Cash and Restricted Cash at End of Period	$5,559,091	$5,201,733
Supplemental Disclosure of Cash Flow Information
Income taxes paid	$-	$-
Interest paid in cash	$1,219,870	$739,946
Non-Cash Investing and Financing Activities
Operating lease right of use assumed through operating lease obligation	$-	$1,265,563
Cashless exercise of warrant for 106,053 shares of common stock	$-	$106
Deferred financing cost associated with issuance of warrant	$245,337	$-
Financing of directors and officer's insurance policy	$141,352	$150,575

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020.

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

For the six months ended June 30, 2020 and 2019, the Company incurred net losses of $2,791,166 and $2,255,217, respectively, and used cash in continuing operations of $2,985,689 and $3,110,767, respectively. The Company’s operations have been financed principally from electricity revenues, net proceeds from outside debt and equity financing of $4,080,000, funding from the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) totaling $2,342,300 established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as from capital raised under private placement offerings totaling $45,000 and $5,730,000 during the six months ended June 30, 2020 and 2019, respectively.   The Company’s liquidity requirements are to finance current operations, meet financial commitments, fund organic growth and/or acquisitions, and service debt. The liquidity requirements fluctuate with the level of customer acquisition costs, collateral posting requirements, the effects of the timing between the settlement of payables and receivables, including the effect of weather conditions, and our general working capital needs for ongoing operations. Estimating liquidity requirements is highly dependent on then-current market conditions, including impacts of the COVID-19 pandemic, weather events, forward prices for electricity, market volatility and our then existing capital structure and requirements.

The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets as well as outside lending. During the six months ended June 30, 2020, the Company secured additional financing for a revolving loan in the amount of $10,000,000 with a maturity date of March 2023 and proceeds from the PPP loan. In addition, commitments for additional lending up to $2,000,000 may be provided by members of the Board of Directors of the Company, if necessary. Management has concluded that its existing capital resources and availability, proceeds from a 2020 offering and outside lending will be sufficient to fund operations through the third quarter of 2021.

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

Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no such investments at June 30, 2020 or December 31, 2019.

Restricted cash in the amount of $2,026,023 as of June 30, 2020 and $3,197,708 as of December 31, 2019 represents funds held in escrow for customer deposits, funds held in a controlled account by the wholesale provider (Note 12) and funds securing irrevocable stand-by letters of credit (Note 4).

	June 30, 2020	December 31, 2019
Cash	$3,533,068	$814,360
Restricted cash:
Escrow for customer deposits	510,749	511,461
Funds securing letters of credit	750,000	750,000
Funds controlled by wholesale provider	765,274	1,936,247
Total restricted cash	2,026,023	3,197,708

Total cash and restricted cash	$5,559,091	$4,012,068

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

For the six months ended June 30, 2020 and 2019, the weighted average number of outstanding excludes share equivalents due to dilutive stock options and stock warrants because their inclusion would be anti-dilutive. The Company had potentially dilutive securities totaling approximately 5,022,692 and 4,067,682 as of June 30, 2020 and 2019, respectively.

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

NOTE 3 - REVENUE

The table below represents the Company’s reportable revenues for the three and six month periods ended June 30, 2020 and 2019, respectively, from customers, net of respective provisions for refund:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Electricity Revenues from Contracts with Customers
ERCOT Market	$38,599,697	$36,294,807	$73,860,940	$67,097,505
ERCOT Pre-paid Market	1,843,514	1,387,147	3,290,291	2,600,937
ISO New England Market	861,350	1,906,856	1,968,628	3,831,267
PJM Market	298,328	-	487,763	-
Total Electricity Revenues from Contracts with Customers	41,602,889	39,588,810	79,607,622	73,529,709
Other Revenues:
Fees Revenue	919,547	909,777	1,781,804	1,794,747

Total Revenues:	$42,522,436	$40,498,587	$81,389,426	$75,324,456

Presented in the following table are the components of accounts receivable and accrued revenue:

	June 30, 2020	December 31, 2019
Accounts receivable from customers
ERCOT Market	$10,874,702	$9,041,871
ISO New England Market	148,453	257,942
PJM Market	104,312	11,244
Total accounts receivable from customers	11,127,467	9,311,057

Accrued revenue from customers
ERCOT Market	36,850,685	32,916,970
ISO New England Market	626,461	788,395
PJM Market	85,307	15,088
Total accrued revenue with customers	37,562,453	33,720,453

Allowance for credit losses	(894,945)	(1,183,561)

Total accounts receivable and accrued revenue	$47,794,975	$41,847,949

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

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time. At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period. All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account. Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing. Unbilled accounts in the Texas market as of June 30, 2020 and December 31, 2019 were estimated at $36,850,685 and $32,916,970, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England multiplied by our average billing rate per kWh in effect at the time. The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of June 30, 2020 and December 31, 2019 were estimated at $626,461 and $788,395, respectively.

The Company began service in the PJM market during the third quarter of 2019. In the PJM market, electricity services not billed by month end are accrued based upon estimated deliveries to customers as tracked and recorded by PJM multiplied by our average billing rate per kWh in effect at the time. The customer billing in the PJM market is performed by the local utility company. Unbilled accounts in the PJM market as of June 30, 2020 and December 31, 2019 were estimated at $85,307 and $15,088, respectively.

Prior to January 1, 2020, accounts receivables were recorded at cost less an allowance for doubtful accounts. The Company, in the Texas market, maintained an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of our customers to make required payments. Within the ISO New England and the PJM markets, the local utility companies within the state of operation, purchase the Company’s billed receivables at a statutory published discount rate without recourse; therefore, no allowance for doubtful accounts was recorded for these markets. The allowance for doubtful accounts was $1,183,561 at December 31, 2019.

Subsequent to January 1, 2020, the Company’s accounts receivables are recorded at cost less an allowance for credit losses. We estimate losses on receivables at the reporting date based on expected losses resulting from the inability of our customers to make required payments, including our historical experience of actual losses and the aging of such receivables. These receivables have been pooled by market including the Texas market, the ISO New England market, and PJM market, because the receivables from each market share risk characteristics. Based on known information we may also establish specific reserves for customers in an adverse financial condition or adjust our expectations of changes in conditions that may impact the collectability of outstanding receivables. Receivables past due over 90 days are considered delinquent and are reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written-off. The allowance for credit losses at June 30, 2020 was $894,945.

NOTE 4 - LETTERS OF CREDIT AND DEPOSITS

As of June 30, 2020 and December 31, 2019, Summer LLC had no outstanding secured irrevocable stand-by letters of credit. As of June 30, 2020 and December 31, 2019, deposits held by various local utilities in the ERCOT market totaled at $1,038,719 and $1,004,059, respectively.

As of June 30, 2020 and December 31, 2019, Summer Northeast had two secured irrevocable stand-by letters of credit totaling $750,000 with a financial institution. The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 and the State of New Hampshire Public Utilities Committee in the amount of $500,000. The letter of credit issued to Connecticut Department of Public Utility Control in the amount of $250,000 was automatically extended on the expiration date of May 26, 2020 to May 26, 2021. On April 24, 2020, the irrevocable standby letter of credit in the amount of $500,000 issued to the State of New Hampshire Public Utilities Commission was amended to reflect an expiration date of May 1, 2021. As of June 30, 2020 and December 31, 2019, Summer Northeast had collateral posted with ISO New England in the amount of $896,299 and $1,387,181, respectively.

As of June 30, 2020 and December 31, 2019, Summer Midwest had no secured irrevocable stand-by letters of credit. As of June 30, 2020 and December 31, 2019, Summer Midwest had collateral held by various local utilities in the PJM market totaling $1,488,000 and $713,000, respectively.

As of June 30, 2020, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 5 - SURETY BONDS

As of June 30, 2020, Summer Midwest had a surety bond in the amount of $500,000 issued to the Illinois Commerce Commission and a surety bond in the amount of $250,000 issued to the Pennsylvania Public Utility Commission. Both bonds are secured with $375,000 in deposits held by the surety bond company.

NOTE 6 - FINANCING FROM FIRST INSURANCE FUNDING

In May 2020, the Company entered into a finance agreement with First Insurance Funding to finance the Company’s Director’s and Officer’s insurance policy premium for the period of May 1, 2020 through May 1, 2021. The amount for the premiums, taxes and fees totaled $141,352. A cash down payment in the amount of $34,349 was made by the Company in May 2020 leaving a remaining balance of $107,003 to be paid in 10 installments from June 1, 2020 through March 1, 2021. The annual percentage interest rate of the financing is 5.85%.

In May 2019, the Company entered into a finance agreement with First Insurance Funding to finance the Company’s Director’s and Officer’s insurance policy premium for the period of May 1, 2019 through May 1, 2020. The amount for the premiums, taxes and fees totaled $150,575. A cash down payment in the amount of $22,586 was made by the Company in May 2019 leaving a remaining balance of $127,989 to be paid in 10 installments from June 1, 2019 through March 1, 2020. The annual percentage interest rate of the financing is 6.45%. The Company paid in full the balance of the finance agreement during March 2020.

At June 30, 2020 and December 31, 2019, the outstanding balance due to First Insurance Funding was $94,761 and $38,397, respectively. Interest expense accrued to First Insurance Funding was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
First Insurance Funding interest expense	$-	$455	$1,365	$455

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

The Loan was used by the Company to repay indebtedness owed to Blue Water (Note 8) and additional indebtedness, as well as for working capital and other general corporate purposes.

In connection with the Agreement, the Borrower made certain customary representations and warranties, and agreed that while the Loan amount remains outstanding, it would not take certain actions, including that it will not incur certain debts (as defined in the Agreement); create, assume, or suffer to exist any lien on any property or asset of the Borrower, except those set forth in and allowed by the Agreement; consolidate or merge with any other entity; or sell, lease, or transfer all or substantially all of the assets of the Borrower. Also, in connection with the Agreement, the Borrower made certain affirmative and negative covenants, and agreed to designate a representative of Digital Lending to attend the Company’s board of directors’ meetings in a non-voting, observer capacity. As of June 30, 2020, Summer LLC was in compliance with the covenants of the Agreement.

In connection with the Agreement, the Borrower and Digital Lending also entered into a Security Agreement (the “Security Agreement”), and Summer Energy Holdings, Inc. executed a Guaranty (the “Guaranty”) and issued a Common Stock Purchase Warrant (“Warrant”) in favor of Digital Lending.

Security Agreement

Pursuant to the Security Agreement, the Borrower granted to Digital Lending a second position security interest in and to the Borrower’s collateral, as more fully defined in the Security Agreement, and which includes receivables, equipment, inventory, personal property, other intangibles, and proceeds from any of these, to secure the Borrower’s payment of its obligations under the Loan. The security interest granted to Digital Lending is subordinate to a security interest granted to EDF Energy Services, LLC (“EDF”) pursuant to an Amended and Restated Energy Services Agreement dated June 19, 2019, as amended (Note 12).

Guaranty

Pursuant to the Guaranty, the Company agreed to guaranty the Borrower’s obligations under the Agreement and Note.

Warrant

In connection with the Agreement and the Loan, the Company agreed to issue to Digital Lending a Warrant (Note 20). Pursuant to the Warrant, Digital Lending may purchase up to 250,000 shares of the Company’s common stock. The Warrant has a term of five years, has an exercise price of $1.50 per share, and is subject to adjustment as set forth in the Warrant. The Warrant also contains a cashless or net exercise provision, pursuant to which the holder of the Warrant may elect to convert all or a portion of the Warrant without the payment of additional consideration, by receiving a net number of shares calculated pursuant to a formula set forth in the Warrant.

As of June 30, 2020, the outstanding balance of the Digital Lending loan was $9,000,000 and the interest expense was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Digital Lending interest expense	$286,875	$-	$350,625	$-

The foregoing summaries of the terms and conditions of the Agreement, the Note, the Security Agreement, and the Guaranty do not purport to be complete, and are qualified in their entirety by reference to the full text of the Agreement, the Note, the Security Agreement and the Guaranty, each of which is attached as an exhibit to our Current Report on Form 8-K, filed with the SEC on March 18, 2020.

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

The amount of available credit under the Loan was $5,000,000. The Loan was revolving in nature and was evidenced by a Revolving Promissory Note (the “Note”). The maturity date of the Loan was June 30, 2018. On June 27, 2018, Summer LLC entered into an amendment to the agreement (the “Amendment”) with Blue Water with respect to the Agreement.

Pursuant to the Amendment, the maturity date of the Note was extended through June 30, 2020, and the interest rate on the Note was changed from 11% per annum to a variable rate equal to the Prime Rate published by the Wall Street Journal plus 475 basis points. The amount of credit available pursuant to the Agreement, as amended by the Amendment, was $5,000,000. The Note included a minimum monthly financing fee of $22,500 per month. Interest was payable on the tenth day of each month and on the maturity date of the Note. Summer LLC and Blue Water agreed that the security interest granted pursuant to the Agreement remained in effect, and the Company reaffirmed its obligations under the Guaranty. Further, under the Agreement, Summer LLC was subject to certain restrictive covenants, and Summer LLC was in compliance with such covenants during the three months ended March 31, 2020.

On March 12, 2020, simultaneous with the closing of the loan from Digital Lending (Note 7), the outstanding debt due and owing to Blue Water was paid in full and the Agreement, as amended by the Amendment, was terminated.

As of June 30, 2020 and December 31, 2019, the outstanding balance of financing from Blue Water Capital was $0 and $4,920,000, respectively. Interest expense to Blue Water was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Blue Water interest expense	$-	$127,476	$167,900	$253,550

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

On December 9, 2019, the Note was converted from a single payment note to a master revolving note (the “Revolver Note”), which is payable in full on demand from the Bank. The Revolver Note provides for advances, repayments and re-advances from time to time. Interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.” The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus 2.5% per annum. “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time. “Applicable Rate” means 0.25% per annum. Unless sooner demanded, accrued and unpaid interest on the unpaid principal balance of each outstanding advance shall be payable monthly, in arrears on the first business day of each month, from the date made until the same is paid in full. As of June 30, 2020, the interest rate was 3.5%.

Guaranty of the Revolver Note has been made by four members of the Company’s board of directors (“Guarantors”). The Company agreed to issue the four Guarantors shares of the Company’s common stock on a monthly basis depending on the outstanding balance due and owing under the Revolver Note for agreeing to act as a Guarantor.

As of June 30, 2020 and December 31, 2019, the outstanding balance of financing on the Comerica Revolver Note was $2,900,000. Interest expense related to the Comerica Revolver Note was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Comerica Revolver Note interest expense	$24,822	$15,781	$59,058	$52,277

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

On June 20, 2020, the Single Note was amended to reflect a due date of June 20, 2021 and the Application Margin was amended to mean 0.35% per annum. As of June 30, 2020, the interest rate was 3.5%

Guaranty of the Single Note has been made by four members of the Company’s board of directors (“Guarantors”). The Company agreed to issue the four Guarantors shares of the Company’s common stock on a monthly basis depending on the outstanding balance due and owing under the Note for agreeing to act as a Guarantor of the Single Note.

As of June 30, 2020 and December 31, 2019, the outstanding balance of financing on the Comerica Single Note was $2,100,000. Interest expense related to the Comerica Single Note was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Comerica Single Note interest expense	$18,849	$-	$43,641	$-

NOTE 11 – PAYCHECK PROTECTION PROGRAM LOAN

On April 20, 2020, the Company received $2,342,300 in loan funding as part of the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) established pursuant to the recently enacted the CARES Act. The unsecured loan (the “Loan”) is evidenced by a promissory note issued by the Company (the “Note”) in favor of Frost Bank (the “Bank”), as lender. The Company plans to use the Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed.

Under the terms of the Note and the Loan, interest accrues on the outstanding principal at the rate of 1.0% per annum. The term of the Note is two years, unless sooner provided in connection with an event of default under the Note. To the extent the Loan amount is not forgiven under the PPP, the Company is obligated to make equal monthly payments of principal and interest in the amount of $130,128 beginning on November 17, 2020 through April 17, 2022. The Note may be prepaid in part or in full, at any time, without penalty. The Company may prepay 20% or less of the unpaid principal balance of the Note at any time without notice, and may prepay more than 20% of the unpaid principal balance of the Note subject to certain conditions. If any payment on the Note is more than 11 days late, the Bank may charge the Company a late fee of up to $15.00 or 5% of the unpaid portion of the regularly scheduled payment, whichever is greater. The Note provides for certain customary events of default, including (i) failing to make a payment when due under the Note, (ii) failure to do anything required by the Note or any other loan document, (iii) defaults of any other loan with the Bank, (iv) failure to disclose any material fact or make a materially false or misleading representation to the Bank or SBA, (v) default on any loan or agreement with another creditor, if the Bank believes the default may materially affect the Company’s ability to pay the Note, (vi) failure to pay any taxes when due, (vii) becoming the subject of a proceeding under any bankruptcy or insolvency law, having a receiver or liquidator appointed for any part of the Company’s business or property, or making an assignment for the benefit of creditors, (viii) having any adverse change in financial condition or business operation that the Bank believes may materially affect the Company’s ability to pay the Note, (ix) if the Company reorganizes, merges, consolidates, or otherwise changes ownership or business structure without the Bank’s prior written consent, (x) if the Company makes a distribution or disposes of any assets, other than in the ordinary course of business, which would adversely affect the Company’s financial condition, (xi) failing to submit required information to the Bank or has payments on the Loan returned or reversed for any reason, or (xii) becoming the subject of a civil or criminal action that the Bank believes may materially affect the Company’s ability to pay the Note. Upon the occurrence of an event of default, the Bank has customary remedies and may, among other things, require immediate payment of all amounts owed under the Note, collect all amounts owing from the Company, and file suit and obtain judgment against the Company.

As of June 30, 2020 and December 31, 2019, the outstanding balance of financing on the Loan was $2,342,300 and $0. Interest expense related to the Loan was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
PPP Loan Interest	$4,813	$-	$4,813	$-

NOTE 12 - WHOLESALE POWER PURCHASE AGREEMENT WITH EDF

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

As of June 30, 2020 and December 31, 2019, EDF has provided collateral credit support in the amount of $4,811,006 and $4,511,006, respectively, to secure letters of credit (Note 4) and surety bonds (Note 5) for the benefit of the Company.

The Company incurred interest expense to EDF for the three and six months ended June 30, 2020 and 2019 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
EDF Interest	$240,517	$199,234	$504,781	$391,998

NOTE 13 - LEASE LIABILITIES, COMMITMENTS AND CONTINGENCIES

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

Beginning December 1, 2017, the Company procured approximately 20,073 square feet of office space on the 37th floor of 5847 San Felipe, Houston, Texas, pursuant to a sublease agreement dated October 13, 2017 with ENSCO International Incorporated, which subsequently changed its name to Valaris PLC, (“Sublandlord”) for a term beginning on December 1, 2017 and terminating on December 31, 2025. The base rent payments are approximately $15,900 per month during the term of the sublease agreement. The Company is also responsible for 12.08% of the operating expenses, utilities and taxes charged to the Sublandlord.

Summer LLC assumed an operating lease for office space on November 1, 2011 at 800 Bering Drive, Suite 260, Houston, Texas, under a non-cancellable lease obligation that expired on August 31, 2016. The Sixth Amendment to the office space lease extended the obligation to October 31, 2019.

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation that expired on February 28, 2020. On

September 1, 2018, PDS subleased 800 Bering Drive, Suite 250, Houston, Texas to an outside party, and Summer Northeast receives a monthly credit in the amount of $1,698 until the end of the lease obligation on February 28, 2020. The monthly base rent, net of credit, is $2,255.

As of June 30, 2020 and December 31, 2019, the operating lease right-of-use assets and operating lease liabilities were $905,558 and $979,185, respectively. The long-term portion of the operating lease liabilities as of June 30, 2020 and December 31, 2019 in the amounts of $760,659 and $834,283, respectively, was included in long-term obligations.

As of June 30, 2020, the weighted-average remaining lease term for operating leases was 5.44 years. As of June 30, 2020, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of June 30, 2020 are summarized as follows:

Operating Leases
2020	$99,748
2021	199,494
2022	199,494
2023	197,294
2024	190,693
Thereafter	190,693
Total future minimum lease payments	1,077,416
Less amounts representing interest	(171,858)
Present value of lease liability	$905,558

Current-portion operating lease liability	(144,899)

Long-term portion operating lease liability	$760,659

Lease expense for the office space for the three and six months ended June 30, 2020 and 2019, respectively, was included in operating expenses on the consolidated statements of operations as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Operating Lease expense	$34,781	$77,571	$73,627	$153,893

NOTE 14 – LONG-TERM OBLIGATIONS

Long-term obligations of the Company are comprised as follows:

	June 30, 2020	December 31, 2019
Financing from First Insurance Funding (Note 6)	$94,761	$38,397
Financing from Digital Lending Services US Corp. (Note 7)	9,000,000	-
Financing from Blue Water Capital Funding, LLC (Note 8)	-	4,920,000
Comerica Bank Master Revolving Note (Note 9)	2,900,000	2,900,000
Comerica Bank Single Payment Note (Note 10)	2,100,000	2,100,000
Financing from Paycheck Protection Program Loan (Note 11)	2,342,300	-
Wholesale Power Purchase Agreement with EDF collateral credit support (Note 12)	4,811,006	4,511,006
Operating lease obligations (Note 13)	905,558	979,185
Total obligations	$22,153,625	$15,448,588

Less current portion of obligations	(5,094,761)	(5,038,397)
Less current portion operating lease obligations (Note 13)	(144,899)	(144,902)
Long-term portion of obligations	$16,913,965	$10,265,289

For the three and six months ended June 30, 2020 and 2019, respectively, interest expense consists of the following on obligations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Financing from First Insurance Funding (Note 6)	$-	$455	$1,365	$455
Financing from Digital Lending Services US Corp. (Note 7)	286,875	-	350,625	-
Financing from Blue Water Capital Funding, LLC (Note 8)	-	127,476	167,900	253,550
Comerica Master Revolving Note (Note 9)	24,822	15,781	59,058	52,277
Comerica Bank Single Payment Note (Note 10)	18,849	-	43,641	-
Financing from Paycheck Protection Program Loan (Note 11)	4,813	-	4,813	-
Wholesale Power Purchase Agreement with EDF (Note 12)	240,517	199,234	504,781	391,998
Related Party Line of Credit (Note 21)	2,877	-	2,877	-
Related Party Promissory Loans (Note 22)	-	-	23,233	2,115
Related Party Guarantors (Note 23)	151,668	32,934	303,334	109,101
Other interest	96	45	409	130
Total interest expense	$730,517	$375,925	$1,462,036	$809,626

Interest income	(7,889)	(14,859)	(13,726)	(30,088)

Interest expense, net	$722,628	$361,066	$1,448,310	$779,538

NOTE 15 - 2012 STOCK OPTION AND STOCK AWARD PLAN

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

The 2012 Plan continues in effect until the earlier of its termination by the Board or the date on which all the shares of stock available for issuance under the 2012 Plan have been issued and all restrictions on such shares under the terms on the 2012 Plan and the agreement evidencing awards granted under the 2012 Plan have lapsed. However, all awards shall be granted, if at all, within ten years from the earlier of the date the 2012 Plan is adopted by the Board or the date the 2012 Plan is duly approved by the stockholders of the Company.

During the six months ended June 30, 2020 and 2019, the Company granted no stock options under the 2012 Plan and recognized no stock compensation expense relating to the vesting of stock options issued from the 2012 Plan.

As of June 30, 2020, there are 2,000 shares that remain available for issuance under the 2012 Plan.

NOTE 16 - 2015 STOCK OPTION AND STOCK AWARD PLAN

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

During the six months ended June 30, 2020, the Company granted under the 2015 Plan a total of 3,000 stock options to a key employee. The stock options had an exercise price of $2.50, vested immediately and had an approximate fair value of $6,678 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.05% (ii) estimated volatility of 99.01% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years. The Company issued no stock options under the 2015 Plan during the six months ended June 30, 2019.

During the three and six months ended June 30, 2020 and 2019, respectively, the Company recognized total stock compensation expenses for vesting options issued from the 2015 Plan as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
2015 Stock Plan	$80,102	$16,433	$90,592	$32,866

As of June 30, 2020, there are 16,000 shares that remain available for issuance under the 2015 Plan and the number of unvested shares in the 2015 Plan is zero.

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

During the six months ended June 30, 2020, the Company granted under the 2018 Plan a total of 85,000 stock options to key employees. The stock options had a weighted average exercise price of $2.18 and had an approximate fair value of $87,161 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.51% (ii) estimated volatility of 110.33% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the six months ended June 30, 2019, the Company granted under the 2018 Plan a total of 210,000 stock options to key employees and members of the Company’s board of directors. The stock options had a weighted average exercise price of $1.90 and had an approximate fair value of $357,158 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.18% (ii) estimated volatility of 149.27% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the three and six month periods ended June 30, 2020 and 2019, respectively, the Company recognized total stock compensation expense for the vesting of options issued from the 2018 Plan as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
2018 Stock Plan	$440,114	$284,777	$678,284	$422,728

As of June 30, 2020, the unrecognized expense for vesting of options issued from the 2018 Plan is $378,497 relating to 600,000 of unvested shares expected to be recognized over a weighted average period of approximately 7.03 years.

As of June 30, 2020, the Company had outstanding granted stock options under the 2018 Plan, net of forfeitures to purchase 1,416,250, and 83,750 shares remaining available for issuance.

NOTE 18 - NONQUALIFIED STOCK OPTIONS GRANTED OUTSIDE OF A STOCK OPTION OR STOCK AWARD PLAN

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

During the six months ended June 30, 2020, pursuant to the aforementioned grant agreements, the Company granted a total of 107,500 nonqualified stock options with an exercise price of $2.25 to six non-employee board members of the Company as compensation. The stock options granted had an approximate fair value of $110,411 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.50% (ii) estimated volatility of 111.10% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

For the three and six months ended June 30, 2020 and 2019, the stock compensation expense associated with the non-qualified stock options issued outside of a stock option or stock award plan is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Outside of Stock Option or Stock Award Plan	$52,651	$-	$110,411	$-

NOTE 19 - PRIVATE PLACEMENT OFFERINGS

During the six months ended June 30, 2020, the Company accepted a subscription from an accredited investor to purchase 30,000 shares of common stock in exchange for cash proceeds in the amount of $45,000.

During the six months ended June 30, 2019, the Company commenced a private placement offering (the “2019 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship during the year ended December 31, 2019. The 2019 Offering was to accredited investors to purchase shares of the Company’s common stock at a purchase price of $1.50 per share. The 2019 Offering resulted in the issuance of 3,820,000 shares of common stock in exchange for cash proceeds in the amount of $5,730,000.

NOTE 20 - WARRANTS

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

On January 31, 2020, the Company issued a warrant to purchase up to eight shares of the Company’s common stock under a Referral Agreement whereby the sales broker introduces the Company to potential electricity sales leads. The five-year warrant has an exercise price of $1.50 per share. The fair value of the warrant is $15 determined using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value are as follows: (i) risk-free interest rate of 1.62% (ii) estimated volatility of 136.59% (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

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

On January 25, 2019, the Company issued a warrant for 43,772 shares of the Company’s common stock under a Referral

Agreement whereby the sales broker introduces the Company potential sales leads. The five-year warrant has an exercise price of $1.50 per share. The fair value of the 43,772 warrants was $80,307 determined using the Black-Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.58%, (ii)

estimated volatility of 148.70%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

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

As of June 30, 2020, the Company had outstanding warrants to purchase up to 976,212 shares of the Company’s common stock, of which 710,975 are fully vested.

NOTE 21 - RELATED PARTY LINES OF CREDIT

Effective March 12, 2020, the Company entered into two separate line of credit agreements with related parties, Mr. Neil Leibman and LaRose Holdings LLLP. Mr. Leibman is an officer of the Company and serves on the Company’s board of directors. LaRose Holdings LLLP is an entity controlled by Al LaRose, Jr. who serves on the Company’s board of directors.

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

On April 8, 2020, the Company was advanced $1,000,000 by Mr. Leibman under the terms and conditions of the Leibman Line to be utilized as short-term working capital for the Company. On April 28, 2020, the Company paid in full the $1,000,000 of principal advanced from the Leibman Line and paid Mr. Leibman $2,877 of accrued interest.

For the three and six months ended June 30, 2020 and 2019, the interest incurred on related party lines of credit is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Leibman Line	$2,877	$-	$2,877	$-
LaRose Line	-	-	-	-
Total	$2,877	$-	$2,877	$-

As of June 30, 2020, the outstanding balances of the Leibman Line and the LaRose Line were both $0.

NOTE 22 - RELATED PARTY PROMISSORY NOTES

On January 15, 2020, the Company executed a promissory note in the amount of $600,000 to evidence an advance by Mr. Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of April 14, 2020. On March 13, 2020, the Company paid in full the outstanding balance of the loan from Mr. Leibman with interest in the amount of $4,849. As of June 30, 2020, the balance of the loan from Mr. Leibman was $0.

On November 8, 2019, the Company executed a promissory note in the amount of $850,000 to evidence an advance by Mr. Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020. On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020 with all other provisions of the original note remaining in full force and effect. On March 13, 2020, the Company paid Mr. Leibman in full the outstanding balance of the loan with interest in the amount of $8,384. As of June 30, 2020, the balance of the loan from Mr. Leibman was $0.

On November 8, 2019, the Company executed a promissory note in the amount of $1,000,000 to evidence an advance by LaRose Holdings LLLP, an entity controlled by Al LaRose, for purposes of short-term financing. Mr. LaRose is a director of the Company. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020. On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020 with all other provisions of the original note remain in full force and effect. On March 13, 2020, the Company paid LaRose Holdings in full the outstanding balance of the loan with interest in the amount of $10,000. As of June 30, 2020, the balance of the loan from LaRose Holdings LLLP was $0.

On January 7, 2019, the Company entered into a promissory note in the amount of $473,000 for an advance by Mr. O’Leary, a member of the Company’s board of directors, for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019. On February 7, 2019, the Company paid back in full the loan from Mr. O’Leary with interest in the amount of $2,009. As of June 30, 2020 and 2019, the balance of the loan from Mr. O’Leary was $0, respectively.

On January 7, 2019, the Company entered into a promissory note in the amount of $25,000 for an advance by Messrs. O’Leary and Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019. On February 7, 2019, the Company paid back in full the loan from Messrs. O’Leary and Leibman with interest in the amount of $106. As of June 30, 2020 and 2019, the balance of the loan from Messrs. O’Leary and Leibman was $0, respectively.

The following table summarizes interest paid to related parties on promissory notes for the three and six months ended June 30, 2020 and 2019 is as follows:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Original Date of Loan	2020	2019	2020	2019
Related party interest expense for $600,000 loan	1/15/2020	$-	$-	$4,849	$-
Related party interest expense for $590,000 loan	11/8/2019	-	-	-	-
Related party interest expense for $850,000 loan	11/8/2019	-	-	8,384	2,009
Related party interest expense for $1,000,000 loan	11/8/2019	-	-	10,000	106
Related party interest expense for $473,000 loan	1/7/2019	-	-	-	-
Related party interest expense for $25,000 loan	1/7/2019	-	-	-	-
Total		$-	$-	$23,233	$2,115

NOTE 23 - RELATED PARTY GUARANTORS

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

The Company incurred interest expense to the Guarantors during the three and six months ended June 30, 2020 and 2019 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Guarantor interest expense incurred on Comerica Revolver Note	$87,968	$32,934	$175,935	$109,101
Guarantor interest expense incurred on Comerica Single Payment Note	63,700	-	127,400	-
	$151,668	$32,934	$303,335	$109,101

The Company paid interest by the issuance of the Company’s common stock for the three and six months ended June 30, 2020 and 2019 as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2020		2019		2020		2019
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares Issued	Amount
Guarantor Interest paid on Comerica Revolving Note	58,644	$87,968	81,112	$121,667	58,644	$87,968	81,112	$121,667
Guarantor interest paid on Comerica Single Payment Note	42,468	63,700	-	-	42,468	63,700	-	-
	101,112	$151,668	81,112	$121,667	101,112	$151,668	81,112	$121,667

NOTE 24 - OTHER RELATED PARTY TRANSACTIONS

In February 2019, Mr. Leibman provided aviation transportation for business purposes, and the Company paid $23,469 in fuel costs.

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas. PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors. The Company paid for lease expense related to the agreement with PDS for the three and six months ended June 30, 2020 and 2019 as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Summer Northeast sublease payments	$-	$6,993	$4,662	$13,986

NOTE 25 - SUMMER ENERGY 401(K) PLAN

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

NOTE 26 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer. Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the three and six months ended June 30, 2020 and 2019 is follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Employee Stock Purchase Plan	$1,038	$659	$1,728	$1,586

NOTE 27 - CORONAVIRUS (COVID-19)

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The Company is monitoring this closely, and the ultimate severity of the outbreak is uncertain. Operations of the Company are ongoing as the delivery of electricity to customers is considered an essential business. Further the uncertain nature of its spread globally may impact our business operations resulting from quarantines of employees, customers, and third-party service providers. At this time, the Company is unable to estimate the impact of this event on its operations.

NOTE 28 - SUBSEQUENT EVENTS

On July 20, 2020 the Company issued 101,112 shares of the Company’s common stock as payment for the accrued interest for the personal guarantees of the Comerica Bank master revolving note (Note 9) and the Comerica Bank single payment note (Note 10).

On July 24, 2020, the Company granted 30,000 stock options from the 2018 Stock Option and Stock Award Plan (Note 17) to purchase common stock of the Company to two officers for achieving certain performance benchmarks established by the employment agreements of the two officers. The stock options had a weighted average exercise price of $2.50 and had an approximate fair value of $35,719 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.27% (ii) estimated volatility of 98.63% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors” and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2019, and our Form 10-Q for the fiscal quarter ended March 31, 2020. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

Recent Developments

COVID-19

The recent outbreak of the novel Coronavirus (“COVID-19”) is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. Some industries have been impacted more severely than others.

In response to the COVID-19 pandemic, the Company deployed a remote working strategy for the Company’s call center that enabled certain employees of the Company to work from home, provided timely communication to team members and customers, implemented protocols for team members' safety, and initiated strategies for monitoring and responding to local COVID-19 impacts. The Company's preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations. The Company is closely monitoring bad debt as a result of the COVID-19 pandemic.

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

Results of Operations

Three Months Ended June 30, 2020, compared to the Three Months Ended June 30, 2019

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

For the quarter ended June 30, 2020 compared to 2019, the Company’s overall delivered volumes of electricity increased by 10.20% attributed primarily to the increase in the ERCOT market, the ERCOT pre-paid market and the start-up of operations in the PJM market. The delivered volumes in the Northeast market continues to decline as the customer base declines. Delivered volumes for the Northeast market declined 51.73% during the quarter ended June 2020 compared to the quarter ended June 2019.

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

Delivered volumes were higher during the second quarter ended June 2020 compared to June 2019 although slightly below expectations due to the COVID-19 pandemic. Weather adjusted volumes indicate the impact of the COVID-19 pandemic to 10% to 15% decline in volumes for the ERCOT market and a 15% to 18% decline in volumes for the PJM and ISO-NE markets. Despite the decline in the anticipated delivered volumes for the second quarter 2020, profit margins for the quarter ended June 30, 2020 were 36.72% higher between the quarter ended June 30, 2020 and the quarter ended June 30, 2019 due to an increase in the Company’s overall customer base.

For the quarter ended June 30, 2020 compared to 2019, the Company’s unit gross margin is as follows:

	For the Three Months Ended June 30,
	2020	2019	Variance	Percentage Variance

Revenue	$42,522,436	$40,498,587	2,023,849	5.00%

Cost of goods sold
Power purchases and balancing/ancillary	21,977,158	22,027,541	(50,383)	-0.23%
Transportation and distribution providers charge	15,958,473	15,116,171	842,302	5.57%

Total cost of goods sold	37,935,631	37,143,712	791,919	2.13%

Gross Margin	$4,586,805	$3,354,875	1,231,930	36.72%

Revenue – For the quarter ended June 30, 2020, we generated $42,522,436 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers and includes revenues from contract cancellation fees, disconnection fees and late fees of $919,547.

Revenues for the quarter ended June 30, 2019 were $40,498,587 from electricity revenue and includes $909,777 from cancellation and disconnection and late fees.

	For the Three Months Ended June 30,
	2020		2019		Variances
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	Change in Delivered Volume (Mwh)	Volume Percentage Change	Change in $$	$$ Percentage Change
Electricity Revenues from Contracts with Customers

ERCOT Market	468,685	$38,599,697	423,881	$36,294,807	44,804	10.57%	$2,304,890	6.35%
ERCOT Pre-Paid Market	14,945	1,843,514	12,027	1,387,147	2,918	24.26%	456,367	32.90%
Northeast Market	7,923	861,350	16,414	1,906,856	(8,491)	-51.73%	(1,045,506)	-54.83%
Midwest Market	6,892	298,328	-	-	6,892	100.00%	298,328	100.00%
Total	498,445	41,602,889	452,322	39,588,810	46,123	10.20%	2,014,079	5.09%

Other Revenues:
Fees Revenue		919,547		909,777			9,770	1.07%

Total Revenues:		$42,522,436		$40,498,587			$2,023,849	5.00%

Total revenues for the quarter ended June 30, 2020 compared to June 30, 2019 increased by approximately 5.00%. In the ERCOT Pre-Paid Market, the revenue increased by 32.90% due to customer growth. The Northeast market had a 54.83% decrease in revenue related to the continuing decrease in the customer base in 2020 compared to 2019. The Company began flowing electricity in the PJM market in July 2019 and the anticipated customer base as this market grows will consist of residential and commercial customers.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers and to realign key sales personnel to focus on rebuilding the customer base in the Northeast market. In addition, management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended June 30, 2020, cost of goods sold and gross profit totaled $37,935,631 and $4,586,805, respectively. Cost of goods sold and gross margin for the three months ended June 30, 2019 was $37,143,712 and $3,354,875, respectively.

	For the Three Months Ended June 30,
	2020	2019	Increase (Decrease) in Costs ($$)	Percentage Increase (Decrease)
Power Purchases and balancing/ancillary
ERCOT Market	$36,729,439	$34,814,204	$1,915,235	5.50%
Northeast Market	947,969	2,329,508	(1,381,539)	-59.31%
Midwest Market	258,223	-	258,223	100.00%
	$37,935,631	$37,143,712	$791,919	2.13%

Cost of goods sold for the quarter ended June 30, 2020 compared to June 30, 2019, increased in total by approximately 2.13% due to the increased volumes delivered. The gross profit margin increased for the quarter ended June 30, 2020 compared to June 30, 2019 by 36.72%. The delivered volumes were higher during the second quarter ended June 2020 compared to June 2019, and the overall revenue rate increased. The escalation in the revenue rate coupled with the marginal increase in costs of goods sold resulted in an increase in the gross margin. The Northeast market decreased by 59.31% due to continued compression of the customer base during 2020 compared to 2019.

Operating Expenses – Operating expenses for the quarter ended June 30, 2020, totaled $5,603,791, consisting primarily of general and administrative expenses of $3,089,878, stock compensation of $572,867, bank service fees of $348,500, professional fees of $78,213, outside commissions of $1,265,117, collection fees/sales verification fees $16,594, and $232,622 of billing fees. Billing fees are primarily costs paid to a third-party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended June 30, 2019, totaled $5,359,717 consisting primarily of general and administrative expenses of $ 2,782,975, stock compensation of $301,210, bank service fees of $305,662, professional fees of $576,247, outside commissions of $1,102,748, collection fees/sales verification fees $21,265 and $269,250 of billing fees.

	For the Three Months Ended June 30,
	2020	2019	Variance	Percentage Change
General and administrative	$3,089,878	$2,782,975	$306,903	11.03%
Stock compensation	572,867	301,210	271,657	90.19%
Bank service fees	348,500	305,662	42,838	14.01%
Professional fees	78,213	576,247	(498,034)	-86.43%
Outside commission expense	1,265,117	1,102,748	162,369	14.72%
Collection fees/sales verification fees	16,594	21,625	(5,031)	-23.26%
Billing fees	232,622	269,250	(36,628)	-13.60%
	$5,603,791	$5,359,717	$244,074	4.55%

Operating expenses for the three months ended June 30, 2020 reflects an increase of approximately $244,074, or 4.55%, as compared to the three months ended June 30, 2019. This increase was primarily attributable to increase in stock compensation related to the issuance of stock options to key employees and to the Company’s board of directors as well as expenses related to increased volume of customers, specifically bank fees and outside commissions to brokers. Professional fees for the quarter ended June 2020 compared to the quarter ended June 2019 decreased by 86.43%.

Net Loss – Net loss for the three months ended June 30, 2020 and 2019, totaled ($1,791,452) and ($2,367,471), respectively.

Six Months Ended June 30, 2020, compared to the Six Months Ended June 30, 2019

Revenue – For the six months ended June 30, 2020, we generated $79,607,622 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers. However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $1,781,804. For the six months ended June 30, 2019, the Company generated $73,529,709 in electricity revenue and $1,794,747 from contract cancellation, disconnection fees and late fees.

	For the Six Months Ended June 30,
	2020		2019		Variances
	Delivered Volume after Line Loss (Mwh)	$$	Delivered Volume after Line Loss (Mwh)	$$	Change in Delivered Volume (Mwh)	Volume Percentage Change	Change in $$	$$ Percentage Change
Electricity Revenues from Contracts with Customers

ERCOT Market	886,410	$73,860,940	781,693	$67,097,505	104,717	13.40%	$6,763,435	10.08%
ERCOT Pre-Paid Market	26,843	3,290,291	22,259	2,600,937	4,584	20.59%	689,354	26.50%
Northeast Market	17,272	1,968,628	34,049	3,831,267	(16,777)	-49.27%	(1,862,639)	-48.62%
Midwest Market	11,147	487,763	-	-	11,147	100.00%	487,763	100.00%
Total	941,672	79,607,622	838,001	73,529,709	103,671	12.37%	6,077,913	8.27%

Other Revenues:
Fees Revenue		1,781,804		1,794,747			(12,943)	-0.72%

Total Revenues:		$81,389,426		$75,324,456			$6,064,970	8.05%

Total revenues for the six months ended June 30, 2020 compared to June 30, 2019, increased by approximately 8.05%. In the ERCOT Pre-Paid Market, revenues increased by 26.50% due to customer growth. The Northeast Market had a 48.62% decrease in revenue related to the decrease in the customer base in 2020 compared to 2019.

Cost of Goods Sold and Gross Margin – For the six months ended June 30, 2020, cost of goods sold and gross profit totaled $71,223,979 and $10,165,447, respectively. Cost of goods sold and gross profit in the six months ended June 30, 2019 totaled $66,163,527 and $9,160,929.

	For the Six Months Ended June 30,
	2020	2019	Increase (Decrease) in Costs ($$)	Percentage Increase (Decrease)
Power Purchases and balancing/ancillary
ERCOT Market	$68,781,415	$61,800,939	$6,980,476	11.30%
Northeast Market	2,044,403	4,362,588	(2,318,185)	-53.14%
Midwest Market	398,161	-	398,161	100.00%
	$71,223,979	$66,163,527	$5,060,452	7.65%

The six months ended June 30, 2020 compared to the six months ended June 30, 2019 reflects a 10.97% higher profit margin which is the result of increased volumes and efficiencies.

Operating Expenses – Operating expenses for the six months ended June 30, 2020 totaled $11,438,832, consisting primarily of general and administrative expenses of $6,597,385, stock compensation expense of $879,287, bank service fees of $693,746, commission expense of $2,454,454, collection fees/sales and verification fees of $36,119, professional fees of $263,807, and $514,034 of billing fees. Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the six months ended June 30, 2019 totaled $10,633,483, consisting primarily of general and administrative expenses of $5,958,041, stock compensation expense of $455,594, bank service fees of $591,948, commission expense of $2,292,552, collection fees/sales and verification fees of $37,574, professional fees of $791,553, and $506,221 of billing fees.

	For the Six Months Ended June 30,
	2020	2019	Variance	Percentage Change
General and administrative	$6,597,385	$5,958,041	$639,344	10.73%
Stock compensation	879,287	455,594	423,693	93.00%
Bank service fees	693,746	591,948	101,798	17.20%
Professional fees	263,807	791,553	(527,746)	-66.67%
Outside commission expense	2,454,454	2,292,552	161,902	7.06%
Collection fees/sales verification fees	36,119	37,574	(1,455)	-3.87%
Billing fees	514,034	506,221	7,813	1.54%
	$11,438,832	$10,633,483	$805,349	7.57%

Operating expenses for the six months ended June 30, 2020 reflects an increase of approximately $805,349, or 7.57%, as compared to the six months ended June 30, 2019. This increase was primarily attributable to an increase in stock compensation, outside commission expense, and payroll cost.

Net loss – Net loss for the six months ended June 30, 2020 and 2019, totaled ($2,791,166) and ($2,255,217), respectively.

Liquidity and Capital Resources

At June 30, 2020 and December 31, 2019, our cash totaled $3,533,068 and $814,360, respectively. Our principal cash requirements for the quarter ended June 30, 2020 were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures. During the six months ended June 30, 2020, the primary source of cash was from electricity revenues, proceeds of a private placement offering in the amount of $45,000, gross loan proceeds of $11,342,300 of which included $2,342,300 from the Paycheck Protection Program (“PPP Loan”). During the six months ended June 30, 2019, the primary source of cash was from electricity revenues and proceeds in a private placement offering in the amount of $5,730,000.

General – The Company’s decrease in net cash flow during the first six months of 2020 is attributable to $2,985,689 cash used in operating activities, $22,661 cash used in investing activities, and $4,555,373 provided by financing activities, which includes $45,000 from proceeds received in private placement and gross loan proceeds of $11,342,300. The Company’s increase in net cash flow during the six months ended June 30, 2019 is attributable to $3,110,767 cash used in operating activities, $0 used in investing activities for the purchase of property and equipment, and $4,457,615 provided by financing activities of which $5,730,000 were from private placement proceeds.

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

Our financial results for the second quarter of 2020 were impacted by COVID-19, primarily due to approximately 10% to 15% decline in delivered volume than projected for the quarter in ERCOT and approximately 15% to 18% decline in delivered volume for the quarter in PJM and ISO-NE. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers, suppliers and partners. The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report, were effective at the reasonable assurance level to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

On July 20, 2020, the Company issued one warrant to purchase six shares of the Company’s common stock, to a sales broker pursuant to separate referral agreements whereby the sales brokers introduce potential sales leads to the Company for electricity services. The warrant has a strike price of $1.50 per share and a term of five (5) years. The warrant was issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

SUMMER ENERGY HOLDINGS, INC.

Date:	August 14, 2020	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2020		/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)