Form 10-Q
period 2020-09-30
SUMMER ENERGY HOLDINGS INC
filed 2020-11-19
CIK 1396633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act.           ☐

The number of shares of the issuer’s common stock, $0.001 par value, outstanding as of November 18, 2020 was 31,866,934.

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

ITEM 4. CONTROLS AND PROCEDURES35

PART II – OTHER INFORMATION36

ITEM 1A. RISK FACTORS36

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS37

ITEM 6. EXHIBITS38

SIGNATURES39

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$4,227,953	$814,360
Restricted cash	1,974,621	3,197,708
Accounts receivable, net	54,166,855	41,847,949
Prepaid and other current assets	3,922,574	3,612,607
Total current assets	64,292,003	49,472,624

Property and equipment, net	57,866	58,418

Deferred financing cost, net	420,723	3,125

Operating lease right-of-use assets, net	870,209	979,185

Intangible asset, net	98,442	984,420

Total assets	$65,739,243	$51,497,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,490,961	$1,496,461
Accrued wholesale power purchased	28,542,265	17,538,120
Accrued transportation and distribution charges	7,730,106	5,320,851
Accrued expenses	3,821,126	4,809,533
Related party loans	-	1,850,000
Current-portion operating lease obligation	147,267	144,902
Current-portion of obligations	5,059,093	5,038,397
Total current liabilities	46,790,818	36,198,264

Long-term liabilities:
Long-term obligations, net of current portion	16,876,248	10,265,289

Total liabilities	63,667,066	46,463,553

Commitments and contingencies

Stockholders’ equity:
Common stock - $.001 par value, 100,000,000 shares authorized,
31,866,934 and 31,532,486 shares issued and outstanding at
September 30, 2020 and December 31, 2019, respectively	31,866	31,531
Subscription receivable	(52,000)	(52,000)
Additional paid-in capital	32,753,953	30,879,055
Accumulated deficit	(30,661,642)	(25,824,367)
Total stockholders’ equity	2,072,177	5,034,219

Total liabilities and stockholders’ equity	$65,739,243	$51,497,772

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$57,665,261	$54,696,761	$139,054,687	$130,021,217

Cost of goods sold
Power purchases and balancing/ancillary	32,923,504	34,554,826	72,003,290	71,953,021
Transportation and distribution providers charge	20,704,972	17,415,238	52,849,165	46,180,570

Total cost of goods sold	53,628,476	51,970,064	124,852,455	118,133,591

Gross profit	4,036,785	2,726,697	14,202,232	11,887,626

Operating expenses	5,232,702	5,634,108	16,671,534	16,267,591

Operating loss	(1,195,917)	(2,907,411)	(2,469,302)	(4,379,965)

Other expense
Financing costs	(43,523)	(1,563)	(104,678)	(4,688)
Interest expense, net	(806,669)	(455,107)	(2,254,979)	(1,234,645)

Total other expense	(850,192)	(456,670)	(2,359,657)	(1,239,333)

Net loss	(2,046,109)	(3,364,081)	(4,828,959)	(5,619,298)

Income tax expense	-	-	8,316	-

Net loss	$(2,046,109)	$(3,364,081)	$(4,837,275)	$(5,619,298)

Net loss per common share:
Basic	$(0.06)	$(0.11)	$(0.15)	$(0.18)
Dilutive	$(0.06)	$(0.11)	$(0.15)	$(0.18)
Weighted average number of shares:
Basic	31,747,140	31,490,176	31,647,990	30,606,157
Dilutive	31,747,140	31,490,176	31,647,990	30,606,157

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at June 30, 2019	31,487,998	$31,487	$(52,000)	$29,909,883	$(17,346,495)	$12,542,875

Issuance of warrants	-	-	-	4	-	4

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	16,433	-	16,433

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	107,672	-	107,672

Vesting of stock options and restricted shares Outside of Plan	-	-	-	103,132	-	103,132

Issuance of common stock as interest payment for personal guaranty	14,312	14	-	21,452	-	21,466

Net loss	-	-	-	-	(3,364,081)	(3,364,081)

Balance at September 30, 2019	31,502,310	$31,501	$(52,000)	$30,158,576	$(20,710,576)	$9,427,501

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at June 30, 2020	31,663,598	$31,663	$(52,000)	$32,200,230	$(28,615,533)	$3,564,360

Issuance of warrants	-	-	-	5	-	5

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	181,345	-	181,345

Vesting of stock options and restricted shares outside of stock option and award plans	-	-	-	67,576	-	67,576

Issuance of common stock as interest payment for personal guaranty	203,336	203	-	304,797	-	305,000

Net loss	-	-	-	-	(2,046,109)	(2,046,109)

Balance at September 30, 2020	31,866,934	$31,866	$(52,000)	$32,753,953	$(30,661,642)	$2,072,177

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2018	27,480,833	$27,480	$(52,000)	$23,357,951	$(15,091,278)	$8,242,153

Issuance of warrants	-	-	-	248,682	-	248,682

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	49,299	-	49,299

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	530,400	-	530,400

Vesting of stock options and restricted shares Outside of Plan	-	-	-	103,132	-	103,132

Issuance of common stock associated with a private placement offering	3,820,000	3,820	-	5,726,180	-	5,730,000

Issuance of common stock as interest payment for personal guaranty	95,424	95	-	143,038	-	143,133

Issuance of common stock associated with the cashless exercise of warrants	106,053	106	-	(106)	-	-

Net loss	-	-	-	-	(5,619,298)	(5,619,298)

Balance at September 30, 2019	31,502,310	$31,501	$(52,000)	$30,158,576	$(20,710,576)	$9,427,501

	Common Stock		Subscription	Additional paid in	Accumulated
	Shares	Amount	Receivable	capital	Deficit	Total
Balance at December 31, 2019	31,532,486	$31,531	$(52,000)	$30,879,055	$(25,824,367)	$$5,034,219

Issuance of warrants	-	-	-	245,357	-	245,357

Vesting of stock options and restricted shares associated with the 2015 Stock Option and Award Plan	-	-	-	90,592	-	90,592

Vesting of stock options and restricted shares associated with the 2018 Stock Option and Award Plan	-	-	-	859,629	-	859,629

Vesting of stock options and restricted shares outside of stock option and award plans	-	-	-	177,987	-	177,987

Issuance of common stock associated with a private placement offering	30,000	31	-	44,969	-	45,000

Issuance of common stock as interest payment for personal guaranty	304,448	304	-	456,364	-	456,668

Net loss	-	-	-	-	(4,837,275)	(4,837,275)

Balance at September 30, 2020	31,866,934	$31,866	$(52,000)	$32,753,953	$(30,661,642)	$2,072,177

See accompanying notes to the condensed consolidated financial statements.

SUMMER ENERGY HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(4,837,275)	$(5,619,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	104,678	4,687
Broker warrant compensation expense	20	104,951
Consulting compensation expense	-	143,731
Stock compensation expense	1,128,208	682,831
Interest payment in common stock for personal guaranty	456,668	143,133
Depreciation of property and equipment	27,044	28,483
Amortization of right of use asset	108,976	232,731
Amortization of intangible asset	885,978	885,978
Bad debt expense (recoveries)	(69,345)	626,047
Changes in operating assets and liabilities:
Accounts receivable	(12,249,561)	(15,823,517)
Prepaid and other current assets	(168,615)	502,010
Accounts payable	(5,500)	(1,711,648)
Accrued wholesale power purchased	11,004,145	16,293,149
Accrued transportation and distribution charges	2,409,255	2,309,662
Accrued expenses and other	(1,097,383)	(1,091,001)
Net cash used in operating activities	(2,302,707)	(2,288,071)

Cash Flows from Investing Activities
Purchase of property and equipment	(26,492)	-
Net cash used in investing activities	(26,492)	-

Cash Flows from Financing Activities
Deferred financing costs	(276,939)	-
Repayment of Blue Water Capital Funding, LLC	(4,920,000)	-
Advances from wholesale provider for collateral support	850,000	963,000
Repayments to wholesale provider for collateral support	(550,000)	(588,000)
Proceeds from Digital Lending Services US Corp.	9,000,000	-
Payments on Comerica Bank Revolving Note	-	(2,200,000)
Payments on financing of directors and officer's insurance policy	(120,656)	(73,782)
Advances from related party lines of credit	1,000,000	-
Repayment of related party lines of credit	(1,000,000)	-
Proceeds from related party promissory notes	600,000	498,000
Repayment of related party promissory notes	(2,450,000)	(498,000)
Proceeds from issuance of common shares in a private placement	45,000	5,730,000
Proceeds from Paycheck Protection Program (PPP loan)	2,342,300	-
Net cash provided by financing activities	4,519,705	3,831,218

Net Increase in Cash and Restricted Cash	2,190,506	1,543,147

Cash and Restricted Cash at Beginning of Period	4,012,068	3,854,885

Cash and Restricted Cash at End of Period	$6,202,574	$5,398,032

Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$-	$-
Interest paid in cash	$1,570,857	$1,186,512

Non-Cash Investing and Financing Activities
Operating lease right of use assumed through operating lease obligation	$-	$1,265,563
Cashless exercise of warrant for 106,053 shares of common stock	$-	$106
Deferred financing cost associated with issuance of warrant	$245,337	$-
Financing of directors and officer's insurance policy	$141,352	$150,575

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

Summer Midwest (formerly Summer Energy of Ohio, LLC) was formed in the state of Ohio on December 16, 2013 to procure and sell electricity in the state of Ohio. The Public Utilities Commission of Ohio issued a certificate as a Retail Electric Service Provider to Summer Midwest on June 16, 2015. On May 2, 2019, the Illinois Commerce Commission approved Summer Midwest as a Retail Electric Service Provider in the state of Illinois and in December 2019, the Pennsylvania Public Utilities Commission approved Summer Midwest as a Retail Electric Provider.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2020.

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

For the nine months ended September 30, 2020 and 2019, the Company incurred net losses of $4,837,275 and $5,619,298, respectively, and used cash in continuing operations of $2,302,707 and $2,438,646, respectively. The Company’s operations have been financed principally from electricity revenues, equity financing, and net proceeds from outside debt of $4,080,000, funding from the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) totaling $2,342,300 established pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) as well as from capital raised under private placement offerings totaling $45,000 and $5,730,000 during the nine months ended September 30, 2020 and 2019, respectively.   The Company’s liquidity requirements are to finance current operations, meet financial commitments, fund organic growth and/or acquisitions, and service debt. The liquidity requirements fluctuate with the level of customer acquisition costs, collateral posting requirements, the effects of the timing between the settlement of payables and receivables, including the effect of weather conditions, and our general working capital needs for ongoing operations. Estimating liquidity requirements is highly dependent on then-current market conditions, including impacts of the COVID-19 pandemic, weather events, forward prices for electricity, market volatility and our then-existing capital structure and requirements.

The Company’s continuation as a going concern is dependent upon its ability to increase sales, and/or raise additional funds through the capital markets as well as outside lending. During the nine months ended September 30, 2020, the Company secured additional financing for a revolving loan in the amount of $10,000,000 with a maturity date of March 2023 and proceeds from the PPP loan. In addition, commitments for additional lending up to $2,000,000 may be provided by members of the Board of Directors of the Company, if necessary. Management has concluded that its existing capital resources and availability, proceeds from a 2020 offering and outside lending will be sufficient to fund operations through the third quarter of 2021.

Revenue and Cost Recognition

Our revenues are primarily derived from the sale of electricity to residential and small commercial customers. Revenues for sales of electricity are recognized under the accrual method of accounting.

Direct energy costs are recorded when the electricity is delivered to the customer’s meter.

Cost of goods sold (“COGS”) within the Texas market include electric power purchased and pass through charges from the transmission and distribution service providers (“TDSPs”) in the areas serviced by the Company. TDSP charges are costs for metering services and maintenance of the electric grid. TDSP charges are established by regulation of the PUCT. COGS within the Independent System Operator (“ISO”) for the New England market is comprised of wholesale costs based upon the wholesale power tariff rate for volumes purchased during the delivery month and scheduling fees. Summer Midwest began flowing electricity within the Pennsylvania, New Jersey and the Maryland Power Pool (“PJM”) market in July 2019, and the COGS for the PJM market is comprised of wholesale costs based upon the wholesale power tariff for volumes purchased during the delivery month as well as scheduling fees.

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

Cash and Restricted Cash

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. There were no such investments at September 30, 2020 or December 31, 2019.

Restricted cash in the amount of $1,974,621 as of September 30, 2020 and $3,197,708 as of December 31, 2019 represents funds held in escrow for customer deposits, funds held in a controlled account by the wholesale provider (Note 12) and funds securing irrevocable stand-by letters of credit (Note 4).

	September 30, 2020	December 31, 2019
Cash	$4,227,953	$814,360
Restricted cash:
Escrow for customer deposits	509,518	511,461
Funds securing letters of credit	750,000	750,000
Funds controlled by wholesale provider	715,103	1,936,247
Total restricted cash	1,974,621	3,197,708

Total cash and restricted cash	$6,202,574	$4,012,068

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

For the nine months ended September 30, 2020 and 2019, the weighted average number of outstanding shares excludes share equivalents due to dilutive stock options and stock warrants because their inclusion would be anti-dilutive. The Company had potentially dilutive securities totaling approximately 5,109,448 and 4,741,434 as of September 30, 2020 and 2019, respectively.

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

Standards Not Yet Adopted

In December 2019, the (“FASB”) issued (“ASU”) No. 2019-12, which reduces the complexity of FASB ASC Topic 740, “Income Taxes” as part of the FASB’s Simplification Initiative. The amendments in this guidance simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and should be applied on either a retrospective basis for all periods presented or a modified retrospective basis. Management is still assessing the impact this might have on the Company’s consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards, in order to determine their effects, if any, on its results of operations, financial position or cash flows. Based on that review, the Company believes that no other pronouncements will have a significant effect on its financial statements.

NOTE 3 - REVENUE

The table below represents the Company’s reportable revenues for the three and nine month periods ended September 30, 2020 and 2019, respectively, from customers, net of respective provisions for refund:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Electricity Revenues from Contracts with Customers
ERCOT Market	$52,253,657	$49,708,164	$126,114,597	$116,805,669
ERCOT Pre-paid Market	2,640,791	1,956,958	5,931,082	4,557,895
ISO New England Market	1,179,208	1,998,663	3,147,836	5,829,930
PJM Market	599,841	2,540	1,087,604	2,540
Total Electricity Revenues from Contracts with Customers	56,673,497	53,666,325	136,281,119	127,196,034
Other Revenues:
Fees Revenue	991,764	1,030,436	2,773,568	2,825,183

Total Revenues:	$57,665,261	$54,696,761	$139,054,687	$130,021,217

Presented in the following table are the components of accounts receivable and accrued revenue:

	September 30, 2020	December 31, 2019
Accounts receivable from customers
ERCOT Market	$13,261,384	$9,041,871
ISO New England Market	221,316	257,942
PJM Market	248,313	11,244
Total accounts receivable from customers	13,731,013	9,311,057

Accrued revenue from customers
ERCOT Market	40,254,099	32,916,970
ISO New England Market	620,318	788,395
PJM Market	82,913	15,088
Total accrued revenue with customers	40,957,330	33,720,453

Allowance for credit losses	(521,488)	(1,183,561)

Total accounts receivable	$54,166,855	$41,847,949

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

In the Texas market, electricity revenues not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ERCOT, multiplied by our average billing rate per kilowatt hour (“kWh”) in effect at the time. At the end of each calendar month, revenue is accrued to unbilled receivables based on the estimated amount of power delivered to customers using the flow technique. Unbilled revenue also includes accruals for estimated TDSP charges and monthly service charges applicable to the estimated electricity usage for the period. All charges that were physically billed in the calendar month are recorded from the unbilled account to the customer’s receivable account. Accounts receivable are customer obligations billed at the customer’s monthly meter read date for that period’s electricity usage and due within 16 days of the date of the invoice. The past due customer balances are subject to a late fee that is assessed on that billing. Unbilled accounts in the Texas market as of September 30, 2020 and December 31, 2019 were estimated at $40,254,099 and $32,916,970, respectively.

In the ISO New England market, electricity services not billed by month-end are accrued based upon estimated deliveries to customers as tracked and recorded by ISO New England, multiplied by our average billing rate per kWh in effect at the time. The customer billing in the ISO New England market is performed by the local utility company. Unbilled accounts in the ISO New England market as of September 30, 2020 and December 31, 2019 were estimated at $620,318 and $788,395, respectively.

The Company began service in the PJM market during the third quarter of 2019. In the PJM market, electricity services not billed by month end are accrued based upon estimated deliveries to customers as tracked and recorded by PJM, multiplied by our average billing rate per kWh in effect at the time. The customer billing in the PJM market is performed by the local utility company. Unbilled accounts in the PJM market as of September 30, 2020 and December 31, 2019 were estimated at $82,913 and $15,088, respectively.

Prior to January 1, 2020, accounts receivables were recorded at cost less an allowance for doubtful accounts. The Company, in the Texas market, maintained an allowance for uncollectible accounts receivable for estimated losses resulting from the failure or inability of our customers to make required payments. Within the ISO New England and the PJM markets, the local utility companies within the state of operation purchase the Company’s billed receivables at a statutory published discount rate without recourse; therefore, no allowance for doubtful accounts was recorded for these markets. The allowance for doubtful accounts was $1,183,561 at December 31, 2019.

Subsequent to January 1, 2020, the Company’s accounts receivables are recorded at cost less an allowance for credit losses. We estimate losses on receivables at the reporting date based on expected losses resulting from the inability of our customers to make required payments, including our historical experience of actual losses and the aging of such receivables. These receivables have been pooled by market including the Texas market, the ISO New England market, and PJM market, because the receivables from each market share risk characteristics. Based on known information we may also establish specific reserves for customers in an adverse financial condition or adjust our expectations of changes in conditions that may impact the collectability of outstanding receivables. Receivables past due over 90 days are considered delinquent and are reviewed individually for collectability. After all means of collection have been exhausted, delinquent receivables are written-off. The allowance for credit losses at September 30, 2020 was $521,488.

NOTE 4 - LETTERS OF CREDIT AND DEPOSITS

As of September 30, 2020 and December 31, 2019, Summer LLC had no outstanding secured irrevocable stand-by letters of credit. As of September 30, 2020 and December 31, 2019, deposits held by various local utilities in the ERCOT market totaled at $872,320 and $1,004,059, respectively.

As of September 30, 2020 and December 31, 2019, Summer Northeast had two secured irrevocable stand-by letters of credit totaling $750,000 with a financial institution. The letters of credit were issued for the benefit of the following parties: Connecticut Department of Public Utility Control in the amount of $250,000 and the State of New Hampshire Public Utilities Committee in the amount of $500,000. The letter of credit issued to Connecticut Department of Public Utility Control in the amount of $250,000 was automatically extended on the expiration date of May 26, 2020 to May 26, 2021. On April 24, 2020, the irrevocable standby letter of credit in the amount of $500,000 issued to the State of New Hampshire Public Utilities Commission was amended to extend the expiration date to May 1, 2021. As of September 30, 2020 and December 31, 2019, Summer Northeast had collateral posted with ISO New England in the amount of $896,750 and $1,387,181, respectively.

As of September 30, 2020 and December 31, 2019, Summer Midwest had no secured irrevocable stand-by letters of credit. As of September 30, 2020 and December 31, 2019, Summer Midwest had collateral held by various local utilities in the PJM market totaling $1,863,000 and $713,000, respectively.

As of September 30, 2020, none of the letters of credit issued on behalf of the Company were drawn upon.

NOTE 5 - SURETY BONDS

As of September 30, 2020, Summer Midwest had a surety bond in the amount of $500,000 issued to the Illinois Commerce Commission and a surety bond in the amount of $250,000 issued to the Pennsylvania Public Utility Commission. Both bonds are secured with $375,000 in deposits held by the surety bond company.

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

At September 30, 2020 and December 31, 2019, the outstanding balance due to First Insurance Funding was $59,093 and $38,397, respectively. Interest expense incurred to First Insurance Funding was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
First Insurance Funding interest expense	$1,059	$1,365	$2,424	$1,820

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

In connection with the Agreement, the Borrower made certain customary representations and warranties, and agreed that while the Loan amount remains outstanding, it would not take certain actions, including that it will not incur certain debts (as defined in the Agreement); create, assume, or suffer to exist any lien on any property or asset of the Borrower, except those set forth in and allowed by the Agreement; consolidate or merge with any other entity; or sell, lease, or transfer all or substantially all of the assets of the Borrower. Also, in connection with the Agreement, the Borrower made certain affirmative and negative covenants, and agreed to designate a representative of Digital Lending to attend the Company’s board of directors’ meetings in a non-voting, observer capacity. As of September 30, 2020, Summer LLC was in compliance with the covenants of the Agreement.

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

As of September 30, 2020, the outstanding balance of the Digital Lending loan was $9,000,000 and the interest expense was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Digital Lending interest expense	$293,250	$-	$643,875	$-

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

As of September 30, 2020 and December 31, 2019, the outstanding balance of financing from Blue Water Capital was $0 and $4,920,000, respectively. Interest expense to Blue Water was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Blue Water interest expense	$-	$126,383	$167,900	$379,934

NOTE 9 - COMERICA BANK MASTER REVOLVING NOTE

On December 18, 2018, the Company signed a single payment note (the “Note”) with Comerica Bank (the “Bank”) in the amount of $2,900,000. The Note had a maturity date of June 11, 2020, with interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.” The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus 2.5% per annum. “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time. “Applicable Rate” means 0.25% per annum. Accrued and unpaid interest on the unpaid principal balance outstanding on the Note is payable monthly on the first day of each month, commencing on February 1, 2019.

On December 9, 2019, the Note was converted from a single payment note to a master revolving note (the “Revolver Note”), which is payable in full on demand from the Bank. The Revolver Note provides for advances, repayments and re-advances from time to time. Interest thereon at a per annum rate equal to the “Prime Referenced Rate” plus the “Applicable Margin.” The “Prime Referenced Rate” means, for any day, a per annum interest rate which is equal to the “Prime Rate” in effect on such day, but in no event and at no time shall the “Prime Reference Rate” be less than the sum of the Daily Adjusting LIBOR rate for such day plus 2.5% per annum. “Prime Rate” means the per annum rate established by the Bank as its prime rate for its borrowers at any such time. “Applicable Rate” means 0.25% per annum. Unless sooner demanded, accrued and unpaid interest on the unpaid principal balance of each outstanding advance shall be payable monthly, in arrears on the first business day of each month, from the date made until the same is paid in full. As of September 30, 2020, the interest rate was 3.5%.

Guaranty of the Revolver Note has been made by four members of the Company’s board of directors (“Guarantors”). The Company agreed to issue the four Guarantors shares of the Company’s common stock on a monthly basis depending on the outstanding balance due and owing under the Revolver Note for agreeing to act as a Guarantor.

As of September 30, 2020 and December 31, 2019, the outstanding balance of financing on the Comerica Revolver Note was $2,900,000. Interest expense related to the Comerica Revolver Note was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Comerica Revolver Note interest expense	$25,942	$10,203	$85,000	$62,481

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

On June 20, 2020, the Single Note was amended to reflect a due date of June 20, 2021 and the Application Margin was amended to mean 0.35% per annum. As of September 30, 2020, the interest rate was 3.6%

Guaranty of the Single Note has been made by four members of the Company’s board of directors (“Guarantors”). The Company agreed to issue the four Guarantors shares of the Company’s common stock on a monthly basis depending on the outstanding balance due and owing under the Note for agreeing to act as a Guarantor of the Single Note.

As of September 30, 2020 and December 31, 2019, the outstanding balance of financing on the Comerica Single Note was $2,100,000. Interest expense related to the Comerica Single Note was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Comerica Single Note interest expense	$19,384	$-	$63,025	$-

NOTE 11 – PAYCHECK PROTECTION PROGRAM LOAN

On April 20, 2020, Summer LLC received $2,342,300 in loan funding as part of the Paycheck Protection Program (“PPP”) from the Small Business Administration (“SBA”) established pursuant to the recently enacted the CARES Act. The unsecured loan (the “Loan”) is evidenced by a promissory note issued by Summer LLC (the “Note”) in favor of Frost Bank (the “Bank”), as lender. Summer LLC plans to use the Loan proceeds to cover payroll costs, rent and utilities in accordance with the relevant terms and conditions of the CARES Act. The CARES Act and the PPP provide a mechanism for forgiveness of up to the full amount borrowed.

On June 5, 2020, the Paycheck Protection Program Flexibility Act enacted certain changes to the SBA Paycheck Protection Program.

The PPP Loan was amended to reflect that Summer LLC’s first principal payment will be due on a date (the “First Payment date”) that is determined as follows: (i) in the event there is a “Remaining Balance” on the Loan, the date that is forty-five (45) calendar days from the date on which the “Forgivable Amount”, together with related accrued unpaid interest is remitted to the Bank; (ii) in the event the SBA determines that the Loan is ineligible for forgiveness, the date that is forty-five (45) calendar days from the date (the “Notification Date”) on which the SBA notifies Summer LLC (whichever shall first receive such notice) that the Loan is ineligible for forgiveness; or (iii) in the event Summer LLC has not submitted a loan forgiveness application to the Bank by the date (the “Expiration Date”) that is ten (10) months from the end of the Covered Period), September 17, 2021. All subsequent principal payments are due on the same day of each month after the First Payment Date.

Summer LLC will pay the Loan in substantially equal principal payments with the amount of such principal payments determined as follows: (i) if there is a Remaining Balance, (ii) if the SBA determines that the Loan is ineligible for forgiveness, then by fully amortizing the unpaid principal balance of the Loan from the Notification Date to the end of the remaining term of the Note or (iii) if Summer LLC has not submitted a loan forgiveness application to the Bank by the Expiration Date, then by fully amortizing the unpaid principal balance of the Loan from the Expiration Date to the end of the remaining term of the Loan.

Interest accrues on the outstanding principal of the Loan at the rate of 1.0% per annum.  In addition to the monthly principal payments described above, Summer LLC is required to pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning on the First Payment Date with all subsequent interest payments to be due on the same day of each month after that. Summer LLC’s final payment will be due on April 17, 2022 and will be for all principal and all accrued interest not yet paid.

For the purposes of this paragraph, “Remaining Balance” means the sum of unpaid principal and unpaid accrued interest due under the Loan after the Forgivable Amount, if any, together with related accrued unpaid interest thereon, is remitted to the Bank by the SBA; and “Covered Period” means either (i) the 24-week period beginning on the date of disbursement of the Loan, or (i) if Summer LLC received the proceeds of the Loan on or before June 5, 2020, it may elect to use an eight-week period beginning on the date of disbursement of the Loan; provided, however, that in no event may this period extend beyond December 31, 2020.

The “Forgivable Amount” shall be such amount of the Loan proceeds that Summer LLC shall have applied for qualifying forgivable purposes listed below, on the condition that (x) Summer LLC shall have provided to the Bank documentation of such application of proceeds that meets the requirements of the CARES Act and any guidance issued by the SBA (including but not limited to any Interim Final Rules promulgated by the SBA and/or published in the Federal Register), as determined by the Bank in its sole and absolute discretion; (y) Summer LLC shall have maintained, and shall maintain, employee and compensation levels in accordance with the CARES Act and any guidance issued by the SBA (including but not limited to any Interim Final Rules promulgated by the SBA and/or published in the Federal Register) as determined by the Bank in its sole and absolute discretion; and (z) the calculation of such amount shall be further subject to the following paragraph; provided, however, that any amount that Summer LLC requests to have forgiven that is challenged, disputed, denied or deemed ineligible by the SBA shall not be a Forgivable Amount or otherwise eligible for forgiveness by the Bank.

The actual amount of loan forgiveness will depend, in part, on the total amount of payroll costs, payments of interest on mortgage obligations incurred before February 15, 2020, rent payments on leases dated before February 15, 2020, and utility payments under service agreements dated before February 15, 2020, over the Covered Period. Not more than 40% of the loan forgiveness amount may be attributable to non-payroll costs.

As of September 30, 2020 and December 31, 2019, the outstanding balance of financing on the Loan was $2,342,300 and $0, respectively.

Interest expense related to the Loan was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
PPP Loan Interest	$5,903	$-	$10,716	$-

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

As of September 30, 2020 and December 31, 2019, EDF has provided collateral credit support in the amount of $4,811,006 and $4,511,006, respectively, to secure letters of credit (Note 4) and surety bonds (Note 5) for the benefit of the Company.

The Company incurred interest expense to EDF for the three and nine months ended September 30, 2020 and 2019 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
EDF Interest	$308,111	$311,441	$812,892	$703,440

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

Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) on October 31, 2017 at 800 Bering Drive, Suite 250, Houston, Texas, under a non-cancellable lease obligation that expired on February 28, 2020. On September 1, 2018, PDS subleased 800 Bering Drive, Suite 250, Houston, Texas to an outside party, and Summer Northeast received a monthly credit in the amount of $1,698 until the end of the lease obligation on February 28, 2020. The monthly base rent, net of credit, is $2,255.

As of September 30, 2020 and December 31, 2019, the operating lease right-of-use assets and operating lease liabilities were $870,209 and $979,185, respectively. The long-term portion of the operating lease liabilities as of September 30, 2020 and December 31, 2019 in the amounts of $722,942 and $834,283, respectively, was included in long-term obligations.

As of September 30, 2020, the weighted-average remaining lease term for operating leases was 5.19 years. As of September 30, 2020, the weighted-average discount rate for operating leases was 6.5%.

Operating lease future minimum payments together with their present values as of September 30, 2020 are summarized as follows:

Operating Leases

2020	$49,876
2021	199,494
2022	199,494
2023	197,294
2024	190,693
Thereafter	190,693
Total future minimum lease payments	1,027,544
Less amounts representing interest	(157,335)
Present value of lease liability	$870,209

Current-portion operating lease liability	(147,267)

Long-term portion operating lease liability	$722,942

Lease expense for the office space for the three and nine months ended September 30, 2020 and 2019, respectively, was included in operating expenses on the consolidated statements of operations as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Operating Lease expense	$35,349	$78,837	$108,976	$232,731

NOTE 14 – LONG-TERM OBLIGATIONS

Long-term obligations of the Company are comprised as follows:

	September 30, 2020	December 31, 2019
Financing from First Insurance Funding (Note 6)	$59,093	$38,397
Financing from Digital Lending Services US Corp. (Note 7)	9,000,000	-
Financing from Blue Water Capital Funding, LLC (Note 8)	-	4,920,000
Comerica Bank Master Revolving Note (Note 9)	2,900,000	2,900,000
Comerica Bank Single Payment Note (Note 10)	2,100,000	2,100,000
Financing from Paycheck Protection Program Loan (Note 11)	2,342,300	-
Wholesale Power Purchase Agreement with EDF collateral credit support (Note 12)	4,811,006	4,511,006
Operating lease obligations (Note 13)	870,209	979,185
Total obligations	$22,082,608	$15,448,588

Less current portion of obligations	(5,059,093)	(5,038,397)
Less current portion operating lease obligations (Note 13)	(147,267)	(144,902)
Long-term portion of obligations	$16,876,248	$10,265,289

For the three and nine months ended September 30, 2020 and 2019, respectively, interest expense consists of the following on obligations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Financing from First Insurance Funding (Note 6)	$1,059	$1,365	$2,424	$1,820
Financing from Digital Lending Services US Corp. (Note 7)	293,250	-	643,875	-
Financing from Blue Water Capital Funding, LLC (Note 8)	-	126,383	167,900	379,934
Comerica Master Revolving Note (Note 9)	25,942	10,203	85,000	62,481
Comerica Bank Single Payment Note (Note 10)	19,384	-	63,025	-
Financing from Paycheck Protection Program Loan (Note 11)	5,903	-	10,716	-
Wholesale Power Purchase Agreement with EDF (Note 12)	308,111	311,441	812,892	703,440
Related Party Line of Credit (Note 21)	-	-	2,877	-
Related Party Promissory Loans (Note 22)	-	-	23,233	2,115
Related Party Guarantors (Note 23)	153,334	21,466	456,668	130,567
Other interest	290	101	699	232
Total interest expense	$807,273	$470,959	$2,269,309	$1,280,589

Interest income	(604)	(15,852)	(14,330)	(45,944)

Interest expense, net	$806,669	$455,107	$2,254,979	$1,234,645

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

During the nine months ended September 30, 2020 and 2019, the Company granted no stock options under the 2012 Plan and recognized no stock compensation expense relating to the vesting of stock options issued from the 2012 Plan.

As of September 30, 2020, there are 2,000 shares that remain available for issuance under the 2012 Plan.

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

During the nine months ended September 30, 2020, the Company granted under the 2015 Plan a total of 3,000 stock options to a key employee. The stock options had an exercise price of $2.50, vested immediately and had an approximate fair value of $6,678 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 2.05% (ii) estimated volatility of 99.01% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years. The Company issued no stock options under the 2015 Plan during the nine months ended September 30, 2019.

During the three and nine months ended September 30, 2020 and 2019, respectively, the Company recognized total stock compensation expenses for vesting options issued from the 2015 Plan as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
2015 Stock Plan	$-	$16,433	$90,592	$49,299

As of September 30, 2020, there are 16,000 shares that remain available for issuance under the 2015 Plan and the number of unvested shares in the 2015 Plan is zero.

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

During the nine months ended September 30, 2020, the Company granted under the 2018 Plan a total of 115,000 stock options to key employees. The stock options had a weighted average exercise price of $2.26 and had an approximate fair value of $122,880 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.45% (ii) estimated volatility of 107.28% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

During the three and nine month periods ended September 30, 2020 and 2019, respectively, the Company recognized total stock compensation expense for the vesting of options issued from the 2018 Plan as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
2018 Stock Plan	$181,345	$107,672	$859,629	$530,400

As of September 30, 2020, the unrecognized expense for vesting of options issued from the 2018 Plan is $232,870 relating to 450,000 of unvested shares expected to be recognized over a weighted average period of approximately 6.36 years.

As of September 30, 2020, the Company had outstanding granted stock options under the 2018 Plan, net of forfeitures to purchase 1,446,250 and 53,750 shares remaining available for issuance.

NOTE 18 - NONQUALIFIED STOCK OPTIONS GRANTED OUTSIDE OF A STOCK OPTION OR STOCK AWARD PLAN

In September 2020, the Company entered into stock option grant agreements with six non-employee members of the Company’s Board of Directors whereby the Company agreed to grant non-qualified stock options outside of a stock option or a stock award plan during the months of September 2020, December 2020, March 2021 and June 2021 as compensation for services. The stock options granted pursuant to these agreements and the shares issuable upon the exercise thereof have not been registered under the Securities Act of 1933, as amended.

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

During the nine months ended September 30, 2020, pursuant to the aforementioned grant agreements, the Company granted a total of 161,250 nonqualified stock options with a weighted exercise price of $2.08 to six non-employee board members of the Company as compensation. The stock options granted had an approximate fair value of $177,986 determined using the Black Scholes option pricing model. The weighted average assumptions used to calculate the fair market value are as follows: (a) risk-free interest rate of 0.41% (ii) estimated volatility of 110.49% (iii) dividend yield of 0.00% and (iv) expected life of all options averaging eight years.

For the three and nine months ended September 30, 2020 and 2019, the stock compensation expense associated with the non-qualified stock options issued outside of a stock option or stock award plan is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Outside of Stock Option or Stock Award Plan	$67,576	$103,132	$177,987	$103,132

NOTE 19 - PRIVATE PLACEMENT OFFERINGS

During the nine months ended September 30, 2020, the Company accepted a subscription from an accredited investor to purchase 30,000 shares of common stock in exchange for cash proceeds in the amount of $45,000.

During the nine months ended September 30, 2019, the Company commenced a private placement offering (the “2019 Offering”) to certain investors with whom the Company, its management and/or agents have a pre-existing relationship during the year ended December 31, 2019. The 2019 Offering was to accredited investors to purchase shares of the Company’s common stock at a purchase price of $1.50 per share. The 2019 Offering resulted in the issuance of 3,820,000 shares of common stock in exchange for cash proceeds in the amount of $5,730,000.

NOTE 20 - WARRANTS

The Company has issued warrants to purchase shares of the Company’s common stock associated with various agreements and has vested warrants from a previously terminated Master Marketing Agreement.

On July 20, 2020, the Company issued a warrant for six shares of the Company’s common stock under a Referral

Agreement whereby the sales broker introduces the Company potential electricity sales leads. The five-year warrant has an exercise price of $1.50 per share. The fair value of the six warrants was $7 determined using the Black-Scholes option pricing model. The assumptions used to calculate the fair market value are as follows: (i) risk-free interest rate of 0.29%, (ii)

estimated volatility of 100.79%, (iii) dividend yield of 0.00%, and (iv) expected life of the warrant of 5 years.

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

As of September 30, 2020, the Company had outstanding warrants to purchase up to 976,218 shares of the Company’s common stock, of which 710,981 are fully vested.

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

For the three and nine months ended September 30, 2020 and 2019, the interest incurred on related party lines of credit is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Leibman Line	$-	$-	$2,877	$-
LaRose Line	-	-	-	-
Total	$-	$-	$2,877	$-

As of September 30, 2020, the outstanding balances of the Leibman Line and the LaRose Line were both $0.

NOTE 22 - RELATED PARTY PROMISSORY NOTES

On January 15, 2020, the Company executed a promissory note in the amount of $600,000 to evidence an advance by Mr. Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of April 14, 2020. On March 13, 2020, the Company paid in full the outstanding balance of the loan from Mr. Leibman with interest in the amount of $4,849. As of September 30, 2020, the balance of the loan from Mr. Leibman was $0.

On November 8, 2019, the Company executed a promissory note in the amount of $850,000 to evidence an advance by Mr. Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020. On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020 with all other provisions of the original note remaining in full force and effect. On March 13, 2020, the Company paid Mr. Leibman in full the outstanding balance of the loan with interest in the amount of $8,384. As of September 30, 2020, the balance of the loan from Mr. Leibman was $0.

On November 8, 2019, the Company executed a promissory note in the amount of $1,000,000 to evidence an advance by LaRose Holdings LLLP, an entity controlled by Al LaRose, for purposes of short-term financing. Mr. LaRose is a director of the Company. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of February 6, 2020. On February 6, 2020, the Company amended such promissory note to extend the maturity date of such note to May 7, 2020 with all other provisions of the original note remain in full force and effect. On March 13, 2020, the Company paid LaRose Holdings in full the outstanding balance of the loan with interest in the amount of $10,000. As of September 30, 2020, the balance of the loan from LaRose Holdings LLLP was $0.

On January 7, 2019, the Company entered into a promissory note in the amount of $473,000 for an advance by Tom O’Leary, a member of the Company’s board of directors, for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019. On February 7, 2019, the Company paid back in full the loan from Mr. O’Leary with interest in the amount of $2,009. As of September 30, 2020 and 2019, the balance of the loan from Mr. O’Leary was $0, respectively.

On January 7, 2019, the Company entered into a promissory note in the amount of $25,000 for an advance by Messrs. O’Leary and Leibman for purposes of short-term financing. The promissory note accrued interest at a rate of 5% per annum based upon 365 days in a year and had a maturity date of July 7, 2019. On February 7, 2019, the Company paid back in full the loan from Messrs. O’Leary and Leibman with interest in the amount of $106. As of September 30, 2020 and 2019, the balance of the loan from Messrs. O’Leary and Leibman was $0, respectively.

The following table summarizes interest paid to related parties on promissory notes for the three and nine months ended September 30, 2020 and 2019 is as follows:

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

The Company incurred interest expense to the Guarantors during the three and nine months ended September 30, 2020 and 2019 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Guarantor interest incurred Comerica Revolver Note	$88,933	$21,466	$264,868	$130,567
Guarantor interest incurred Comerica Single Payment Note	64,400	-	191,800	-
	$153,333	$21,466	$456,668	$130,567

The Company paid interest by the issuance of the Company’s common stock for the three and nine months ended September 30, 2020 and 2019 as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2020		2019		2020		2019
	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares Issued	Amount	Number of Shares Issued	Amount
Guarantor interest paid Comerica Revolving Note	117,936	$176,900	14,312	$21,466	176,580	$264,868	95,424	$143,133
Guarantor interest paid Comerica Single Payment Note	85,400	128,100	-	-	127,868	191,800	-	-
	203,336	$305,000	14,312	$21,466	304,448	$456,668	95,424	$143,133

NOTE 24 - OTHER RELATED PARTY TRANSACTIONS

In February 2019, Mr. Leibman provided aviation transportation for business purposes, and the Company paid $23,469 in fuel costs.

On October 31, 2017, Summer Northeast entered into a sublease agreement with PDS Management Group, LLC (“PDS”) for office space located at 800 Bering Drive, Suite 250, Houston, Texas. PDS is 100% owned by Tom O’Leary who is a member of the Company’s Board of Directors. The Company paid for lease expense related to the agreement with PDS for the three and nine months ended September 30, 2020 and 2019 as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Summer Northeast sublease payments	$-	$6,993	$4,662	$20,979

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

NOTE 26 - EMPLOYEE STOCK PURCHASE PLAN

Effective May 2017, the Company began offering an Employee Stock Purchase Plan (the “ESPP”) whereby eligible employees may elect to purchase common stock of the Company through a registered broker/dealer. Eligible employees who so elect may authorize payroll deductions for contributions to the ESPP up to a maximum of $25,000 each calendar year. The Company will match 10% of eligible employee contributions up to an aggregate maximum of $24,000 for all ESPP participants (not each individual ESPP participant). The employer match for the three and nine months ended September 30, 2020 and 2019 is follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Employee Stock Purchase Plan	$1,331	$760	$3,059	$2,346

NOTE 27 - CORONAVIRUS (COVID-19)

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. This outbreak created a dynamic and rapidly changing environment in which companies must conduct business. Operations of the Company are ongoing as the delivery of electricity to customers is considered an essential business. The Company’s business operations have not been significantly impacted by the global pandemic to date. However, the Company is unable to estimate the impact of the prolonged nature of this global pandemic on its operations.

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

Readers should carefully review the risk factors described below under the heading “Risk Factors” and in other documents we file from time to time with the SEC, including our Form 10-K for the fiscal year ended December 31, 2019, and our Form 10-Qs for the fiscal quarters ended March 31, 2020 and June 30, 2020. You should interpret many of the risks identified in these reports as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Our filings with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those filings, pursuant to Sections 13(a) and 15(d) of the Exchange Act, are available free of charge at www.summerenergy.com, when such reports are available via the EDGAR system maintained by the SEC at www.sec.gov.

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

Plan of Operation

Our wholly-owned subsidiary, Summer LLC, is a licensed REP in the state of Texas. In general, Texas regulatory structure permits REPs, such as Summer LLC, to procure and sell electricity at unregulated prices. REPs pay the local transmission and distribution utilities a regulated tariff rate for delivering electricity to their customers. As a REP, Summer LLC sells electricity and provides the related billing, customer service, collections and remittance services to residential and commercial customers. Summer LLC offers retail electricity to commercial and residential customers in designated target markets within the state of Texas. In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we also selectively pursue larger commercial customers through Management’s existing, historical relationships. Residential customers are a secondary target market. We anticipate that a majority of Summer LLC’s customers are located in the Houston and Dallas-Fort Worth metropolitan areas; although, we anticipate a growing number will be located in a variety of other metropolitan and rural areas within Texas. We began delivering electricity to customers in the Texas market mid-February 2012.

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

Our wholly-owned subsidiary, Summer Midwest, is a licensed REP in the states of Ohio, Illinois and Pennsylvania. In general, the regulatory structure in these states permits REPs, such as Summer Midwest, to procure and sell electricity at unregulated prices. As a REP, Summer Midwest sells electricity to residential and commercial customers. In the commercial market, the primary target is small to medium-sized customers (less than one megawatt of peak usage), but we will also selectively pursue larger commercial customers through Management’s existing, historical relationships. Residential customers are a secondary target market. Summer Midwest began flowing electricity in the state of Ohio, which is in the Pennsylvania, Jersey, Maryland Power Pool (“PJM”) market, during the month of July 2019, in the state of Illinois during the month of January 2020, and in the state of Pennsylvania during the month of August 2020.

Results of Operations

Three Months Ended September 30, 2020, compared to the Three Months Ended September 30, 2019

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

In 2020, the Company’s growth strategy is to continue to focus on the expansion of the PJM market within the states of Ohio, Illinois and Pennsylvania as well as to continue to expand within the ERCOT pre-paid market. Management plans to continue to execute on its current sales and marketing program to solicit individual commercial and residential customers and to evaluate and acquire portfolios of commercial and residential customers where they make sense economically or strategically. Due to the COVID-19 pandemic, certain Public Utilities Commissions, regulatory agencies and other governmental authorities in certain markets continue to maintain orders prohibiting energy services companies from door-to-door marketing and in some cases telemarketing during the pandemic, which has restricted some of the manners used by the Company to market for organic sales especially within the Northeast and PJM markets.

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

For the quarter ended September 30, 2020 compared to 2019, the Company’s overall delivered volumes of electricity increased by 5.79% attributed primarily to the increase in the ERCOT market and the ERCOT pre-paid market. The delivered volumes in the Northeast market continues to decline as the customer base declines. Delivered volumes for the Northeast market declined 41% during the quarter ended September 2020 compared to the quarter ended September 2019.

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

Delivered volumes were higher during the third quarter ended September 2020 compared to September 2019, although slightly below expectations due to the COVID-19 pandemic. Weather adjusted volumes indicate the impact of the COVID-19 pandemic will likely result in a 10% to 15% decline in volumes for the ERCOT market and a 15% to 18% decline in volumes for the PJM and ISO-NE markets. Despite the decline in the anticipated delivered volumes for the third quarter 2020, profit margins for the quarter ended September 30, 2020 were 11.58% higher than the quarter ended September 30, 2019.

For the quarter ended September 30, 2020 compared to 2019, the Company’s unit gross margin is as follows:

	For the Three Months Ended September 30,
	2020	2019	Variance	Percentage Variance
Revenue	$57,665,261	$54,696,761	$2,968,500	5.43%

Cost of goods sold
Power purchases and balancing/ancillary	32,923,504	34,554,826	(1,631,322)	-4.72%
Transportation and distribution providers charge	20,704,972	17,415,238	3,289,734	18.89%

Total cost of goods sold	53,628,476	51,970,064	1,658,412	3.19%

Gross Margin	$4,036,785	$2,726,697	$1,310,088	48.05%

Revenue – For the quarter ended September 30, 2020, we generated $56,673,497 in electricity revenue primarily from commercial customers, and from various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers and includes revenues from contract cancellation fees, disconnection fees and late fees of $991,764.

Revenues for the quarter ended September 30, 2019 were $53,666,325 from electricity revenue and includes $1,030,436 from cancellation and disconnection and late fees.

	For the Three Months Ended September 30,
	2020		2019		Variances
	Delivered Volume (Mwh)	$$	Delivered Volume (Mwh)	$$	Change in Delivered Volume (Mwh)	Volume Percentage Change	Change in $$	$$ Percentage Change
Electricity Revenues from Contracts with Customers

ERCOT Market	622,193	$52,253,657	558,274	$49,708,164	63,919	11.45%	$2,645,493	5.32%
ERCOT Pre-Paid Market	19,168	2,640,791	16,599	1,956,958	2,569	15.48%	683,833	34.94%
Northeast Market	10,891	1,179,208	20,374	1,998,663	(9,483)	-46.54%	(819,455)	-41.00%
Midwest Market	11,960	599,841	46	2,540	11,914	100.00%	597,301	100.00%
Total	664,212	56,673,497	595,293	53,666,325	68,919	11.58%	3,107,172	5.79%

Other Revenues:
Fees Revenue		991,764		1,030,436			(38,672)	-3.75%

Total Revenues:		$57,665,261		$54,696,761			$3,068,500	5.61%

Total revenues for the quarter ended September 30, 2020 compared to September 30, 2019 increased by approximately 5.61%. In the ERCOT Pre-Paid Market, the revenue increased by 34.94% due to customer growth. The Northeast market had a 41% decrease in revenue related to the decrease in the customer base during 2020 compared to 2019. The Company began flowing electricity in the PJM market in July 2019 and the anticipated customer base as this market grows will consist of residential and commercial customers. The anticipated growth of the PJM market by the Company is less than projected due to restrictions on marketing during the COVID-19 pandemic.

Management plans to continue to execute on its sales and marketing program to solicit individual commercial and residential customers and to realign key sales personnel to focus on rebuilding the customer base in the Northeast market. In addition, management also plans to continue to acquire portfolios of commercial and residential customers when offered at reasonable prices.

Cost of Goods Sold and Gross Margin – For the three months ended September 30, 2020, cost of goods sold and gross profit totaled $53,628,476 and $4,036,785, respectively. Cost of goods sold and gross margin for the three months ended September 30, 2019 was $51,970,064 and $2,726,697, respectively.

	For the Three Months Ended September 30,
	2020	2019	Increase/(decrease) in Costs ($$)	Percentage Increase (Decrease)

ERCOT Market	$52,022,732	$49,851,403	$2,171,329	4.36%
Northeast Market	1,074,639	2,110,370	(1,035,731)	-49.08%
Midwest Market	531,105	8,291	522,814	100.00%
	$53,628,476	$51,970,064	$1,658,412	3.19%

Cost of goods sold for the quarter ended September 30, 2020 compared to September 30, 2019, increased in total by approximately 3.19% due to the increased volumes delivered. The gross profit margin increased for the quarter ended September 30, 2020 compared to September 30, 2019 by 48.05%. The delivered volumes were higher during the third quarter ended September 2020 compared to September 2019, and the overall revenue rate increased. The escalation in the revenue rate coupled with the marginal increase in costs of goods sold resulted in an increase in the gross margin. The Northeast market decreased by 49.08% due to continued compression of the customer base for the quarter ended September 30, 2020 compared to September 30, 2019.

Operating Expenses – Operating expenses for the quarter ended September 30, 2020 totaled $5,232,702, consisting primarily of general and administrative expenses of $2,428,415, stock compensation of $248,921, bank service fees of $438,703, professional fees of $88,563, outside commissions of $1,731,770, collection fees/sales verification fees $40,479, and $255,851 of billing fees. Billing fees are primarily costs paid to a third-party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the quarter ended September 30, 2019, totaled $5,634,108 consisting primarily of general and administrative expenses of $3,225,323, stock compensation of $227,237, bank service fees of $374,742, professional fees of $109,853 outside commissions of $1,445,530, collection fees/sales verification fees $23,070 and $228,353 of billing fees.

	For the Three Months Ended September 30,
	2020	2019	Variance	Percentage Change
General and administrative	$2,428,415	$3,225,323	$(796,908)	-24.71%
Stock compensation	248,921	227,237	21,684	9.54%
Bank service fees	438,703	374,742	63,961	17.07%
Professional fees	88,563	109,853	(21,290)	-19.38%
Outside commission expense	1,731,770	1,445,530	286,240	19.80%
Collection fees/sales verification fees	40,479	23,070	17,409	75.46%
Billing fees	255,851	228,353	27,498	12.04%
	$5,232,702	$5,634,108	$(401,406)	-7.12%

Operating expenses for the three months ended September 30, 2020 reflects a decrease of $401,406, as compared to the three months ended September 30, 2019. This variance was primarily attributable to decrease of 19.38% in professional fees and a decrease in general and administrative expenses of 24.71%.

Net Loss – Net loss for the three months ended September 30, 2020 and 2019, totaled ($2,046,109) and ($3,364,081), respectively.

Nine Months Ended September 30, 2020, compared to the Nine Months Ended September 30, 2019

Revenue – For the nine months ended September 30, 2020, we generated $136,281,119 in electricity revenue primarily from commercial customers, and from the addition of various long and short-term residential customers. The majority of our revenue comes from the flow of electricity to customers. However, we also generated revenues from contract cancellation fees, disconnection fees and late fees of $2,773,568. For the nine months ended September 30, 2019, the Company generated $127,196,034 in electricity revenue and $2,825,183 from contract cancellation, disconnection fees and late fees.

	For the Nine Months Ended September 30,
	2020		2019		Variances
	Delivered Volume (Mwh)	$$	Delivered Volume (Mwh)	$$	Change in Delivered Volume (Mwh)	Volume Percentage Change	Change in $$	$$ Percentage Change
Electricity Revenues from Contracts with Customers
ERCOT Market	1,508,603	$126,114,597	1,339,967	$116,805,669	168,636	12.59%	$9,308,928	7.97%
ERCOT Pre-Paid Market	46,011	5,931,082	38,858	4,557,895	7,153	18.41%	1,373,187	30.13%
Northeast Market	28,163	3,147,836	64,991	5,829,930	(36,828)	-56.67%	(2,682,094)	-46.01%
Midwest Market	23,107	1,087,604	46	2,540	23,061	100.00%	1,085,064	100.00%
Total	1,605,884	136,281,119	1,443,862	127,196,034	162,022	11.22%	9,085,085	7.14%

Other Revenues:
Fees Revenue		2,773,568		2,825,183			(51,615)	-1.83%

Total Revenues:		$139,054,687		$130,021,217			$9,033,470	6.95%

Total revenues for the nine months ended September 30, 2020 compared to September 30, 2019, increased by approximately 6.95%. In the ERCOT Pre-Paid Market, revenues increased by 30.13% due to customer growth. The Northeast Market had a 46.01% decrease in revenue related to the decrease in the customer base in 2020 compared to 2019.

Cost of Goods Sold and Gross Margin – For the nine months ended September 30, 2020, cost of goods sold and gross profit totaled $124,852,455 and $14,202,232, respectively. Cost of goods sold and gross profit in the nine months ended September 30, 2019 totaled $118,133,591 and $11,887,626.

	2020	2019	Increase/(decrease) in Costs ($$)	Percentage Increase (Decrease)

ERCOT Market	$120,804,147	$111,652,342	$9,151,805	8.20%
Northeast Market	3,119,042	6,472,958	(3,353,916)	-51.81%
Midwest Market	929,266	8,291	920,975	100.00%
	$124,852,455	$118,133,591	$6,718,864	5.69%

The nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 reflects a 19.47% higher profit margin which is the result of increased volumes and efficiencies.

Operating Expenses – Operating expenses for the nine months ended September 30, 2020 totaled $16,671,534, consisting primarily of general and administrative expenses of $9,025,800, stock compensation expense of $1,128,208, bank service fees of $1,132,449, commission expense of $4,186,224, collection fees/sales and verification fees of $76,598, professional fees of $352,370, and $769,885 of billing fees. Billing fees are primarily costs paid to third party Electronic Data Inter-Chain (EDI) provider to handle transactions between us, ERCOT and the TDSPs in order to produce customer bills.

Operating expenses for the nine months ended September 30, 2019 totaled $16,267,591, consisting primarily of general and administrative expenses of $9,183,365, stock compensation expense of $682,831, bank service fees of $966,690, commission expense of $3,738,082, collection fees/sales and verification fees of $60,644, professional fees of $901,405, and $734,574 of billing fees.

	For the Nine Months Ended September 30,
	2020	2019	Variance	Percentage Change
General and administrative	$9,025,800	$9,183,365	$(157,565)	-1.72%
Stock compensation	1,128,208	682,831	445,377	65.23%
Bank service fees	1,132,449	966,690	165,759	17.15%
Professional fees	352,370	901,405	(549,035)	-60.91%
Outside commission expense	4,186,224	3,738,082	448,142	11.99%
Collection fees/sales verification fees	76,598	60,644	15,954	26.31%
Billing fees	769,885	734,574	35,311	4.81%
	$16,671,534	$16,267,591	$403,943	2.48%

Operating expenses for the nine months ended September 30, 2020 reflects an increase of $403,943 or 2.48%, as compared to the nine months ended September 30, 2019. This increase was primarily attributable to an increase in stock compensation, bank fees, outside commission expense and collection/sales verification fees.

Net loss – Net loss for the nine months ended September 30, 2020 and 2019, totaled ($4,837,275) and ($5,619,298), respectively.

Liquidity and Capital Resources

At September 30, 2020 and December 31, 2019, our cash totaled $4,227,953 and $814,360, respectively. Our principal cash requirements for the quarter ended September 30, 2020 were for operating expenses and cost of goods sold (including power purchases, employee cost, and customer acquisition), collateral for TDSPs and capital expenditures. During the nine months ended September 30, 2020, the primary source of cash was from electricity revenues, proceeds of a private placement offering in the amount of $45,000, gross loan proceeds of $11,342,300 of which included $2,342,300 from the Paycheck Protection Program (the “PPP Loan”). During the nine months ended September 30, 2019, the primary source of cash was from electricity revenues and proceeds in a private placement offering in the amount of $5,730,000.

General – The Company’s increase in net cash flow during the first nine months of 2020 is attributable to $2,302,707 cash used in operating activities, $26,492 cash used in investing activities, and $4,519,705 provided by financing activities, which includes $45,000 and from proceeds received in private placement and gross loan proceeds of $11,342,300. The Company’s increase in net cash flow during the nine months ended September 30, 2019 is attributable to $2,438,646 cash used in operating activities, $0 used in investing activities for the purchase of property and equipment, and $3,981,793 provided by financing activities of which $5,730,000 were from private placement proceeds.

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

Our financial results for the third quarter of 2020 were impacted by COVID-19, primarily due to approximately 10% to 15% decline in delivered volume than projected for the quarter in the ERCOT market and approximately 15% to 18% decline in delivered volume for the quarter in the PJM and ISO-NE markets. The severity and duration of the COVID-19 pandemic is uncertain and such uncertainty will likely continue in the near term and we will continue to actively monitor the situation taking into account the impact to our employees, customers, suppliers and partners. The impact of the COVID-19 pandemic on the economy and our operations is fluid and constantly evolving, we will continue to assess a variety of measures to improve our financial performance and liquidity.

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

The outbreak of COVID-19 is a rapidly developing situation around the globe that has adversely impacted economic activity and conditions worldwide. In particular, efforts to control the spread of COVID-19 have led to shutdowns of various facilities as well as disrupted supply chains around the world. The extent of such impact on our operations is unknown at this time. We are continuing to monitor developments involving our workforce, customers and suppliers and cannot predict whether COVID-19 will have a material impact on our business, financial condition or results of operations. However, an extended slowdown of the United States’ economic growth, demand for commodities and/or material changes in governmental policy could result in lower economic growth and lower demand for natural gas and electricity in our key markets as well as the ability of various employees, customers, contractors, suppliers and other business partners to fulfill their obligations, which could have a material adverse effect on our business, financial condition or results of operations.

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

On July 20, 2020 the Company issued 101,112 shares of the Company’s common stock in lieu of cash to four individuals in consideration for acting as guarantors of a loan to the Company from Comerica Bank. The Company agreed to pay interest at a rate of 12% of the outstanding balance of such loan for the guarantee and such interest is to be paid with the issuance of shares of the Company’s common stock. The four individuals are also members of the Company’s Board of Directors:  Neil Leibman, Tom O’Leary, Andrew Bursten and Stuart Gaylor. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

On September 29, 2020, the Company granted nonqualified options to purchase a total of up to 53,750 shares of the Company’s common stock to six non-employee directors as compensation. The options have a term of ten years and an exercise price of $1.75 per share. The options to purchase shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

On September 29, 2020 the Company issued 102,224 shares of the Company’s common stock in lieu of cash to four individuals in consideration for acting as guarantors of a loan to the Company from Comerica Bank. The Company agreed to pay interest at a rate of 12% of the outstanding balance of such loan for the guarantee and such interest is to be paid with the issuance of shares of the Company’s common stock. The four individuals are also members of the Company’s Board of Directors:  Neil Leibman, Tom O’Leary, Andrew Bursten and Stuart Gaylor. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act.

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

SUMMER ENERGY HOLDINGS, INC.

Date:	November 19, 2020	By:	/s/ Neil Leibman
Neil Leibman
Chief Executive Officer
(Principal Executive Officer)

Date:	November 19, 2020		/s/ Jaleea P. George
Jaleea P. George
Chief Financial Officer
(Principal Accounting Officer)